Form 10-Q
period 2018-09-30
Thenablers, Inc.
filed 2019-03-14
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-225239

THENABLERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-3296328
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Wall Street (8th Floor)
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

(646) 491-6601
(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,556,700 shares as of March 11, 2019.

THENABLERS, INC.

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Balance Sheet as of September 30, 2018 and December 31, 2017	1
	Statements of Operations for the nine months ended September 30, 2018, the six months ended June 30, 2018, the three months ended March 31, 2018 and for the period from November 3 (Inception) to December 31, 2017	2
	Statements of Cash Flows for the nine months ended September 30, 2018 and for the period from November 3 (Inception) to December 31, 2017	3
	Statements of Shareholders’ Deficit for the nine months ended September 30, 2018 and for the period from November 3 (Inception) to December 31, 2017	4
	Condensed Notes to Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THENABLERS, INC

Balance Sheet

As of September 30, 2018 and December 31, 2017

ASSETS	September 30, 2018 (Unaudited)	December 31, 2017
Current Assets
Cash	$38,145	100
Related Party Accounts Receivable	3,822
Related Party Short-term Loan	20,000
Total Current Assets	61,967	100

Total Assets	$61,967	100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,000	2,100
Due to related party	22,452	12,390
Total Liabilities	24,452	14,490

Stockholders’ Equity
Common stock, par value $0.001; 200,000,000 common shares authorized,100,000,000 preferred shares authorized; 20,556,700 common shares issued and outstanding	$2,056	2,000
Additional paid in capital	111,284	—
Accumulated deficit	(75,825)	(14,390)
Subscription receivable	—	(2,000)
	—	—
Total Stockholders’ Equity	37,515	(14,390)

Total Liabilities and Stockholders’ Equity	$61,967	100

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Statement of Operations

For The Nine Months Ended Sept 30, 2018, the Six Months Ended June 30, 2018, the Three Months Ended March 31, 2018 And For The Period From November 3 (Inception) To December 31, 2017

	For the Three Months Ended March 31, 2018 (Unaudited)	For the Six Months Ended June 30, 2018 (Unaudited)	For the Nine Months Ended Sept 30, 2018 (Unaudited)	For the period from November 3 (Inception) to December 31, 2017

Related Party Revenue	$—	3,381	3,822	—
Operating expenses
Professional fees	8,500	19,000	20,500	14,000
Stock-based compensation expense	12,800	24,000	24,000	—
Other general and administrative costs	6,679	18,226	20,757	390

Total operating expenses	27,979	61,226	65,257	14,390

Loss from operations	(27,979)	(57,845)	(61,435)	(14,390)
Other Income and (Expenses)
Interest expenses
Total Other Income and (Expenses)	—	—	—	—

Net loss before income taxes	(27,979)	(57,845)	(61,435)	(14,390)

Income taxes	—	—	—	—
Net loss	$(27,979)	(57,845)	(61,435)	(14,390)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	(0.00)	(0.00)	(0.00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	20,205,499	20,543,706	20,556,700	20,000,000

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Statement of Cash Flows

For The Nine Months Ended September 30, 2018 And For The Period From November 3 (Inception) To December 31, 2017

	For the Nine Months Ended September 30, 2018 (Unaudited)	For the period from November 3 (Inception) to December 31, 2017
Cash Flows from Operating Activities
Net loss for the period	$(61,435)	(14,390)
Adjustments to reconcile net loss
to net cash used in operating activities
Decrease (Increase) in Current Assets
Related Party Accounts Receivable	(3,822)
Related Party Short-term Loan	(20,000)
Increase (Decrease) in Current Liabilities
Accounts Payable	(100)	2,100

Net cash used in operating activities	(85,357)	(12,290)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash (Used) or provided by:
Due to related party	10,062	12,390
Sale of common stock	56	—
Additional Paid in Capital	111,284	—
Subscription Receivable	2,000	—
Net cash provided by financing activities	$123,402	12,390

Increase (Decrease) in Cash	38,045	100

Increase in Cash
Cash at beginning of period	$100	—
Cash at end of period	$38,145	100

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$—	—
Income taxes paid during the period	$—	—

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Statement of Shareholder's Deficit – Unaudited

For The Nine Months Ended September 31, 2018 And For The Period From November 3 (Inception) to December 31, 2017

	Common Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	Equity

Inception November 3, 2017.
Shares issued for cash	20,000,000	$2,000	$0	$0	($2,000)	$0
Shares issued for services
Cash received for subscription receivable
Net loss for the period from November 3 (Inception) to December 31,2017				($14,390)		($14,390)
Balance, December 31, 2017	20,000,000	$2,000	$0	($14,390)	($2,000)	($14,390)

Shares issued for cash	436,700	$44	$87,296			$87,340
Shares issued for services	120,000	$12	$23,988			$24,000
Cash received for subscription receivable					$2,000	$2,000
Net loss for Nine Months ended Sept. 30,2018				($61,435)		($61,435)
Balance, Sept. 30,2018	20,556,700	$2,056	$111,284	($75,825)	$0	$37,515

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

 Thenablers, Inc. (“Thenablers, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. The Company is an International Business Development organization focused in the development and execution of New Market Strategies for its clients by providing access to distributors and strategic partners for growing their brand and customer base.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

THENABLERS, INC

Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606 upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue recognized from contracts with customers is disclosed separately from other sources of revenue.

Stock-Based Compensation

The measurement and recognition of stock - based compensation expense is based on estimated fair values for all share-based awards made to employees and directors, including stock options.

For transactions in which we obtain certain services of employees, directors, and consultants in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the vesting period.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2018.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Subsequent Events

The Company has analyzed the transactions from September 30, 2018 to the date these financial statements were issued for subsequent event disclosure purposes.

THENABLERS, INC

Notes to the Financial Statements

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplates the continuation of the Company as a going concern. The Company had no revenues for the year ended December 31, 2017 but had revenues of $3,822 for the nine months ended September 30, 2018. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – DUE TO RELATED PARTY

During the period from November 3, 2017 to September 30, 2018, Mr. Panagiotis Lazaretos, the Company’s President and Director, Mr. Panagiotis Tolis, the Company’s Secretary and a Director, Mr. Theofylaktos P. Oikonomou, the Company’s Director and Mr. Eleftherios Kontos the Company’s Director, have periodically advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. The amounts due to related parties were $22,452 and $12,390 as of September 30, 2018 and December 31, 2017 respectively.

NOTE 5 – NOTE PAYABLE

On May 7, 2018, Thenablers Inc. made a loan to Thenablers Ltd. for $30,0000. The loan bears no interest and it must be paid back by June 30th, 2018. This transaction has been made in the context of a formal cooperation between the two companies according to a commission agreement signed on May 7, 2018. The scope of this agreement is that Thenablers Inc. will finance the purchase of a certain amount of inventory produced by an Austrian energy drink manufacturer as well as will assist in the sales and marketing of such products in the region of Greece and Cyprus. Thenablers Inc. will receive a pre-agreed upon commission on every product sold.

Thenablers Ltd asked for an extension in the repayment of the loan and proposed a payment plan for one-third installments of $10,000 each to be paid on July 31th, August 31st and September 30th, 2018 accordingly. The first installment of $10,000 has already been paid on July 31st, 2018.

Further, the second installment of $10,000 was paid on October 22, 2018 and an additional extension has been given for the 3rd installment to be repaid on December 31, 2018.

THENABLERS, INC

Notes to the Financial Statements

NOTE 6– PREPAID EXPENSES

Prepaid expenses consist of amounts paid in advance for items that have not yet occurred as of the end of the period. There are no prepaid expenses as of September 30, 2018.

NOTE 7 – COMMON STOCK

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized.

The Company issued 20,000,000 to its founders valued at $2000 ($0.0001 per share).

On January 15, 2018, the Company issued 10,000 shares of common stock to Prodromos Nikolaidis for cash proceeds of $2,000.00 at $0.20 per share.

On January 15, 2018, the Company issued 10,000 shares of common stock to Stavros Nikolaidis for cash proceeds of $2,000.00 at $0.20 per share.

On January 17, 2018, the Company issued 25,000 shares of common stock to Anargyros Vasilakos for cash proceeds of $5,000.00 at $0.20 per share.

On January 18, 2018, the Company issued 10,000 shares of common stock to Alexndros Koukas for cash proceeds of $2,000.00 at $0.20 per share.

On January 29, 2018, the Company issued 15,000 shares of common stock to Georgios Kapaniris for cash proceeds of $3,000.00 at $0.20 per share.

On February 9, 2018, the Company issued 10,000 shares of common stock to Marina Brisimi for cash proceeds of $2,000.00 at $0.20 per share.

On February 9, 2018, the Company issued 10,000 shares of common stock to Evangelos Brisimis for cash proceeds of $2,000.00 at $0.20 per share.

On February 9, 2018, the Company issued 15,000 shares of common stock to Dessislav Krumov Djarkov for cash proceeds of $3,000.00 at $0.20 per share.

On February 12, 2018, the Company issued 50,000 shares of common stock to Athanasios Tolis for cash proceeds of $10,000.00 at $0.20 per share.

On February 14, 2018, the Company issued 10,000 shares of common stock to George Mengos for cash proceeds of $2,000.00 at $0.20 per share.

On February 19, 2018, the Company issued 15,000 shares of common stock to Nektarios Tzortzoglou for cash proceeds of $3,000.00 at $0.20 per share.

THENABLERS, INC

Notes to the Financial Statements

NOTE 7 – COMMON STOCK (CONTINUED)

On February 19, 2018, the Company issued 10,000 shares of common stock to Vilelmini Fatourou for cash proceeds of $2,000.00 at $0.20 per share.

On February 22, 2018, the Company issued 10,000 shares of common stock to Dogan Omer Ozyigit for cash proceeds of $2,000.00 at $0.20 per share.

On February 28, 2018, the Company issued 10,000 shares of common stock to Robert Brown for cash proceeds of $2,000.00 at $0.20 per share.

On March 1, 2018, the Company issued 16,000 shares of common stock to Dragon Ventures Management, Inc. for services rendered of $3,200.00 at fair market value of $0.20 per share.

On March 1, 2018, the Company issued 16,000 shares of common stock to GMPraxis Inc. for services rendered of $3,200.00 at fair market value of $0.20 per share.

On March 1, 2018, the Company issued 16,000 shares of common stock to Field Insights CEE, SRL Inc. for services rendered of $3,200.00 at fair market value of $0.20 per share.

On March 5, 2018, the Company issued 10,000 shares of common stock to First Call Holding Cyprus for cash proceeds of $2,000.00 at $0.20 per share.

On March 5, 2018, the Company issued 11,700 shares of common stock to Efthymia Lioulia for cash proceeds of $2,340.00 at $0.20 per share.

On March 8, 2018, the Company issued 10,000 shares of common stock to Donald Ruan for cash proceeds of $2,000.00 at $0.20 per share.

On March 9, 2018, the Company issued 10,000 shares of common stock to Peter Brown for cash proceeds of $2,000.00 at $0.20 per share.

On March 12, 2018, the Company issued 10,000 shares of common stock to Predica Constanta for cash proceeds of $2,000.00 at $0.20 per share.

On March 23, 2018, the Company issued 10,000 shares of common stock to Patricia Franco for cash proceeds of $2,000.00 at $0.20 per share.

On March 23, 2018, the Company issued 25,000 shares of common stock to Filippo Giacomo for cash proceeds of $5,000.00 at $0.20 per share.

On March 26, 2018, the Company issued 10,000 shares of common stock to Renee Deschaine for cash proceeds of $2,000.00 at $0.20 per share.

On March 28, 2018, the Company issued 12,500 shares of common stock to Konstantinos Piperas for cash proceeds of $2,500.00 at $0.20 per share.

THENABLERS, INC

Notes to the Financial Statements

NOTE 7 – COMMON STOCK (CONTINUED)

On March 28, 2018, the Company issued 16,000 shares of common stock to CEO Medya Pazarlama Ve Ajans Hizmetleri, Ltd. for services rendered of $3,200.00 at fair market value of $0.20 per share.

On March 30, 2018, the Company issued 10,000 shares of common stock to William Bartels for cash proceeds of $2,000.00 at $0.20 per share.

On April 2, 2018, the Company issued 25,000 shares of common stock to Mehmet Metin Yilmaz for cash proceeds of $5,000.00 at $0.20 per share.

On April 3, 2018, the Company issued 10,000 shares of common stock to George Sakoulas for cash proceeds of $2,000.00 at $0.20 per share.

On April 4, 2018, the Company issued 32,000 shares of common stock to Spar PTY Ltd for cash proceeds of $6,400.00 at $0.20 per share.

On April 4, 2018, the Company issued 24,000 shares of common stock to Floor Graphics BG Ltd for cash proceeds of $4,800.00 at $0.20 per share.

On April 10 30, 2018, the Company issued 25,000 shares of common stock to Michael Stefanidis for cash proceeds of $5,000.00 at $0.20 per share.

On April 11, 2018, the Company issued 12,500 shares of common stock to Ilias Bouzalas for cash proceeds of $2,500.00 at $0.20 per share.

On April 23, 2018, the Company issued 10,000 shares of common stock to Kimberly Villani for cash proceeds of $2,000.00 at $0.20 per share.

On April 23, 2018, the Company issued 25,000 shares of common stock to James Daniel Williams for cash proceeds of $5,000.00 at $0.20 per share.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

THENABLERS, INC

Notes to the Financial Statements

NOTE 9 – INCOME TAXES

Due to the Company’s net loss position, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	September 30,	December 31,
	2018	2017

Net operating loss carry-forward	$75,825	$14,390
Less: valuation allowance	(75,825)	(14,390)
Net deferred tax asset	$—	$—

The Company had federal net operating loss carry forwards for tax purposes of approximately $61,435 at September 30, 2018, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 10 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2018 through March 14, 2019, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our Form S-1 filed with the Commission on May 5, 2018, amended and deemed effective on October 12, 2018.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Business Overview

Thenablers, Inc. (“Thenablers, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. The Company is an International Business Development Organization focused in the Design and Execution of New Market Strategies for its clients with the purpose of growing their brand and customer base.

Although the Company has no market for its common stock, management believes that the Company will meet all requirements to be quoted on the OTC market, and even though the Company’s common stock will likely be a penny stock, becoming a reporting company will provide us with enhanced visibility and give us a greater possibility to provide liquidity to our shareholders.

We are currently a development stage company and to date we have recorded no revenue. Accordingly, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission ("SEC"); we estimate such costs to be approximately $90,000.00 for 12 months following this Offering. The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders, and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Plan of Operations

All statements contained in this Prospectus, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the word "believe," "anticipate," "expect" and word of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance, and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Prospectus. Except for the historical information contained herein, the discussion in this Prospectus contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this Prospectus. The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to this Offering.

In order to meet business goals, we must a) perform the target sales numbers under the existing SILBERFPEIL distribution agreements; b) meet minimal sales requirements for the Container Home product; c) memorialize ongoing negotiations for the transfer of contracts from the network of representatives, as well as meet our estimated sales under those agreements; and d) continue to focus on new business development in order to acquire new agreements.

In the event that we are unable to raise sufficient funds from our Offering, we will endeavor to proceed with our plan of operations by locating alternative sources of financing. Although there are no written agreements in place, additional financing may be available to us through contributions from the officers and directors. While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors.

During the first two years of operations, our officers and directors will also provide their labor at no charge. We anticipate hiring two junior developers during the first 12 months of operation. We will rely on the services of independent contractors for the design and development of our website, marketing and costs associated with performing network driven contracts.

If we become a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these accounting, legal and other professional costs would be a minimum of $90,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

At present, we only have enough cash on hand to cover the completion of our Offering and maintain filing requirements post effectiveness of this Offering. If we do not build revenue or raise sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either the money that we raise from our Offering, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

We have no plans to undertake any product research and development during the next 12 months.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Included in these estimates are assumptions used in determining the allowance for doubtful accounts receivable, the fair value of derivative liabilities, valuation allowance for deferred tax assets and the valuation of stock issued for services or upon conversion of debt.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments non-employees, compensation expense is determined at the measurement date defined as the earlier of a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or b) the date at which the counterparty’s performance is complete.

The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Recently Issued Accounting Standards

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company has assessed the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures and believes such impact will not be material.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Revenues

For the nine months ended September 30, 2018, we generated $3,822 in related party revenues. For the period from November 3, 2017 to December 31, 2017 we generated no revenues. Our increase in revenue is due to an increased focus on sales.

Operating Expenses

For the nine months ended September 30, 2018, we incurred $65,257 in operating expenses.

Net Loss

For the nine months ended September 30, 2018, we incurred a net loss of $61,435 or $(0.00) per common share.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $37,515.

Cash flows for the nine months ended September 30, 2018.

Net cash flow used in operating activities was $(85,357) for the nine months ended September 30, 2018. Our net loss in cash flow was due to a net loss of $(61,435), related party accounts receivable of $(3,822), $(20,000) in related party short-term loans, and a $(100) decrease in current liabilities.

Net cash flow used in investing activities was $0 for the nine-months ended September 30, 2018.

Net cash provided by financing activities was $123,402 for the nine months ended September 30, 2018 and consisted of $10,062 due to related party, $56.00 from the sale of common stock, $111,284 in additional paid in capital, and $2,000 in subscription receivables.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Since inception we have funded our operations primarily through equity financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing until natural revenues can support the Company. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

If we are unable to raise capital as needed, we are required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all of your investment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal controls over financial reporting.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2018 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.       We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.       We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4.       We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.       We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective. The Chief Financial Officer has not provided adequate review of the Company’s SEC’s filings and financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s financial statement.

We have taken steps to remediate some of the weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November of 2017, we issued 20,000,000 shares to our founders pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Between November 3, 2017 and May 1, 2018, we sold 556,700 restricted shares through exemptions from registration pursuant to Regulation S and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended. The shares were registered pursuant to a Form S-1 Registration Statement deemed effective on October 12, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GH CAPITAL, INC.

Dated: March 14, 2019	By:	/s/ Panagiotis Lazaretos
Pangiotis Lazaretos
Chief Executive Officer (principal executive officer)

Dated: March 14, 2019	By:	/s/ Panagiotis Tolis
Panagiotis Tolis
Chief Financial Officer (principal financial officer and principal accounting officer)