Form 10-K
period 2018-12-31
Thenablers, Inc.
filed 2019-04-03
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-225239

Thenablers, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-3296328
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Wall Street (8th Floor)

New York, NY 10005

(Address of principal executive offices)

Registrant’s telephone number, including area code: (646) 491-6601

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of April 1, 2019 was 20,556,700.

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business),, Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” Pursuant to (ii) above, we will cease to be an emerging growth company effective December 31, 2023.

PART I

Item 1. Business

Company Overview

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

We are currently a development stage company and to date we have recorded no revenue. Accordingly, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission ("SEC"); we estimate such costs to be approximately $90,000.00 for 12 months following this Offering. The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Upon obtaining effectiveness, we will conduct the Offering contemplated hereby, and anticipate raising sufficient capital from this offering to market and grow our Company. Assuming we generate nominal revenues, we may still require additional financing to fund our operations past the twelve-month period following the completion of this Offering. While our ability to generate revenue is not correlated directly to the number of shares sold by us under this Offering, our potential to generate revenue can be affected by our marketing and advertising strategies and the amount of personnel the Company employs. These factors are directly related to the amount of proceeds we receive from this Offering, which corresponds to the number of shares we are successful in selling under this offering (see “Use of Proceeds” chart). We believe we can begin generating revenues within the first three months following the successful completion of this Offering. As we are a start-up company, it is unclear how much revenue our operations will generate; however, it is our hopes that our revenues will exceed our costs. Our revenues will be impacted by how successful and well targeted was the execution of our marketing campaign, the general condition of the economy, and the number of clients we will attract. For a further discussion of our initial operations, plan of operations, growth strategy and marketing strategy see the below section entitled “Description of Business”.

Neither the Company nor any Director or Officer nor any other affiliated or unaffiliated entity has any plans to use the Company as a vehicle for a private company to become a reporting company once Thenablers, Inc. becomes a reporting company. Additionally, we do not believe the Company is a blank check company as defined in Section a (2) of Rule 419 under the Securities Act of 1933, as amended because the Company has a specific business plan and has no plans or intentions to engage in a merger or acquisition with an unidentified entity.

Strategic Vision

Thenablers, Inc.’s vision is to become one of the most admired organizations in its sector, in the world, providing exceptional Customer Experience, Strategy Design and Implementation through Talent and Innovation. Its mission is to enable companies to expand their international coverage through a variety of services to be applied in each of the 3 stages of international expansion:

Development Stage	Execution Stage	Sustaining Stage
▪ Strategy Design	▪ Trade Agency	▪ Sales & Marketing
▪ Product Development	▪ Master Distributorship	▪ Human Resources
▪ Pricing	▪ Mergers & Acquisitions	▪ Project Financing

Targeting the Small/Medium Enterprises sector, Thenablers, Inc. can identify companies with Products, Technologies and Services that are exhibiting high growth potential and international applicability, with the purpose of developing and executing their international expansion strategies.

	Products	Technologies	Services
Why	Focus on Consumer Products that are on launch or early-post-launch status and applicability in several markets	Focus on Technological Solutions that are developed for B2B sector with primary (but not limited) focus on Retail sector	Focus on Service Providers that have proven success record in operating in their market
How	The main objective of product producers, at launch stage, is to penetrate their production market. Offering a low cost, geographical expansion solution will result to better terms and quick contract acquisition	The Retail sector and specifically Modern Trade is standardized amongst markets and good technological solutions are applicable independent of the general market maturity	Despite being in a leading position in their service area, in their markets, such companies do not have the know-how in expanding internationally through partnerships that require advanced models
What	Acquire Exclusive Distributor rights for selected markets Acquire Exclusive Agent rights for selected markets Target to acquire a combination of the above	Acquire Exclusive Distributor rights for selected markets	Acquire Exclusive Agent rights for selected markets

Growth Strategy

Thenablers, Inc. growth strategy is geared towards significantly (in the short term) and continuously (in the long term) increasing market share under a methodology that ensures sustainability, by:

1.	Keep increasing the network of collaborating companies

2.	Enhance infrastructure to manage and get the most out of the network of collaborating companies

3.	Utilize local know how to develop global solutions

4.	Build Mechanism to attract and maintain talent

5.	Be socially responsible by engaging our clients and ourselves in selected charity programs

6.	Diversify in services offered and clients’ sectors targeted.

Competition

Two main tiers of competition exist in the Outsourcing of International Expansion business:

1.	Global Consulting firms

Leading companies like Boston Consulting Group, Bain Associates, etc. are linked with large multinational clients under multi-service agreement. As part of their service line they offer “International Expansion / New Market Entry Strategies but they are not considered a threat to Thenablers, Inc. since our targeted client list refers to small/medium enterprises that cannot afford the high pricing schemes such consulting firms offer.

2.	Local Consulting Firms

In every market, there are several well perceived, local firms that provide management consulting services at market level. In the case that one of their clients requests assistance in entering new markets, such firms may take the task but hardly execute the “implementation phase” as they do not have the presence or required contacts to global markets. They do pose a threat though as they are well positioned to get the business.

Strengths

▪    Key shareholders and executives with over 15 years of experience in designing and executing multi-country strategies for their clients

▪    Good geographical coverage that is an asset in the effort of acquisition and execution of contracts

▪    Ability to grow the collaborating network / geography with no major investment

▪    Ability to manage the contracts and collaborating network with low operating cost and low number of human resources

Weaknesses	▪ Local collaborating network might not have adequate resources and/or time to execute contracts at proper speed
Opportunities

▪    Small / medium enterprises do not have funds to contract large consulting firms to help them expand internationally

▪    Ease of expanding geographical coverage can give quicker access to more small / medium enterprises that are aiming to expand internationally

▪    There is no clearly defined competition for the small / medium enterprises sector other than local consulting companies with no international experience

Threats	▪ New contract acquisition might be slow, and the business does not have startup sustainability ▪ Local consulting firms well positioned to get the business but hardly execute the implementation phase

The following SWOT Analysis describes the competitive advantages Thenablers, Inc. has in entering the Outsourcing of International Expansion business over competition:

Marketing and Sales

Thenablers, Inc. have developed a solid 6-pillar marketing strategy to boost corporate awareness and increase revenues:

1.	Network Marketing

Having developed a significant network of collaborating companies (as above), we have to seize the opportunity of integrating such companies under one marketing strategy and thus multiply our reach potential

2.	Thought Leadership (content marketing)

Given the vast experience of the THENABLERS, Inc. shareholders and executives in International Business, we plan to issue monthly web articles on success stories, best practices and lessons learned from different regions of the world that will position us as experts in our sector

3.	Referral Programs

Taking advantage of our network that covers 19 markets, we have the ability to use “word of mouth” and innovative incentive mechanisms to generate awareness for the THENABLERS, Inc. name, capabilities, and way-of-working

4.	Earned Media and PR

We plan to utilize our business seniority and local market connections in each market to gain media and brand exposure at no cost by emphasizing our business model and success stories that are a clear differentiator from competition.

5.	Networking Events

It is part of our strategy to allocate regional travel for networking events where we would have the ability to integrate and connect with senior management of target clients. Our representatives will be part of the organization and execution of such events

6.	Social Media, SEO and Retargeting

Utilizing online methodologies to attract customers has become a standard and cost-efficient process these days, and we plan to select a partner firm that will help us position efficiently and differentiate from competition our service offerings

 Clients

Our initial revenues in 2019 will be derived from that certain Consulting Services Agreement, dated May 7, 2018, between the Company and Thenablers Ltd., an entity controlled by our CEO Panagiotis Lazaretos, whereby the Company will provide services related to the sales and marketing of “SILBERPFEIL” energy drinks in Cyprus and Greece. As a commission fee for the services, the Company will earn a commission equal to a minimum of one point two cents ($0.012) and a maximum of ten cents ($0.10) per can sold by Thenablers Ltd. in Cyprus and Greece. There was also a one-time fee of $3,000 for setting up the sales and marketing materials.

The above-mentioned contract (SILBERFEIL Greece/Cyprus) will be examined with the goal of being moved to Thenablers, Inc. from Thenablers Ltd so the consulting agreement from May 7, 2018 will cease to exist, and revenues shall derive from the sales of the “SILBERPFEIL” energy drinks. In addition, any similar agreements regarding SILBERPFEIL shall be transferred to THENABLERS Inc from THENABLERS, Ltd. Any decision regarding the transfer of the May 7, 2018 agreement will be made during the second quarter of 2019.

The Greece and Cyprus agreements are Exclusive Distribution contracts. The distribution contracts have a five-year term for providing sales and services, targeting a ten percent (10%) penetration into the respective territory’s energy drink market. If we meet our distribution targets, our revenues should be approximately $1,300,000 to $1,500,000 in year 5 (2022) in each of the contracts with 5% gross profitability. For more details regarding the terms of these agreements, please refer to our exhibits.

Under a previous agency agreement in Mexico, we had a nine-month period to identify Mexican distributors. If successful, the Company would have received a fee at closing and a percentage-based commission on the sales volume between the identified distributor and the SILBERFEIL, for as long as the relationship is in existence. This agreement is not any more in existence.

We currently have a contract with GBR GERMAN UG Constructions GmbH for the sales of pre-fabricated homes made from shipping containers, with exclusive rights for distribution in Zambia and India. We currently have no sales from this agreement.

We will continue to rely upon our contracts with SILBERPFEIL and GBR German UG Constructions GmbH for the remainder of 2019.

Intellectual Property

We don’t have current intellectual property.

Employees

Thenablers, Inc. currently has no employees. Our officer and director are donating their time to the development of the company and intend to do whatever work is necessary in order to bring the Company to the point of earning revenues. The 2-year business plan includes adding 2 Junior International Developers.

Corporate Information

Thenablers Inc. (“Thenablers Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017, and our fiscal year end is December 31. The Company’s administrative address is 30 Wall Street, 8th Floor, New York, NY. Our telephone number is +1 (646) 491-6601.

Thenablers Inc. is an International Business Development Organization focused in the Design and Execution of New Market Strategies.

Our internet address www.thenablers.com. Information on our website is not incorporated into this Form 10-K. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2. Properties

The Company’s principal business and corporate address is 30 Wall Street, 8th Floor, New York, NY. The space is being provided through a lease agreement with a monthly cost of $50. The office is a virtual office for the purpose of providing a consistent point of contact for communications with the public and the shareholders of the Company. Day to day operations are performed by our team via the internet and other means of mobile communication tools which allow us to limit the need for formal space. We currently have no intention of finding another office space to rent during the development stage of the company.

The Company does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings

Currently, the Company is not involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

To our knowledge, during the past ten years, no present or former director or executive officer of our company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice;

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dividend Policy

It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an equity compensation plan.

Unregistered Sales of Equity Securities

Note that all issuances described below represent the number of shares issued at the time of issuance.

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

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. This discussion should be read in conjunction with the other sections of this Form 10-K, including “Risk Factors,” and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Forward-Looking Statements.” Our actual results may differ materially. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of Sun Power Holdings Corp.

Organizational Overview

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplates the continuation of the Company as a going concern. The Company had no revenues for the year ended December 31, 2017 but had revenues of $3,822 for the year ended December 31, 2018. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Those material accounting estimates that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

Accounts Receivable

The company has entered into related party transactions with companies owned or subject to significant influence by management, directors and principle shareholders. The balance in accounts receivable are payable upon demand and have arisen from the provision of services based on contracts with customers.

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

As per ASC 505-50 rules to account for non-employee equity transactions the measurement date for when actual performance was completed was used to determine the fair value of the services received.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2018

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Subsequent Events

The Company has analyzed the transactions from December 31, 2018 to the date these financial statements were issued for subsequent event disclosure purposes.

Results of Operations for the Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Revenues

None

Operating Expenses

During the year ended December 31, 2018, operating expenses increased by $74,596, from $14,390 for the year ended December 31, 2017 to $88,986 in 2018 due to an increase in professional fees, Stock- based compensation expenses, and other general and administrative costs.

 Net Loss

As a result of the above, Net Loss increased $70,774 from $14,390 for the year ended December 31, 2017 to $85,164 in 2018.

Liquidity and Capital Resources

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock and convertible notes. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, and related party short-term loans.

At December 31, 2018, we had a net working capital of approximately $37,494 compared to $100 at December 31, 2017. We relied on proceeds from related party accounts receivable and related party short-term loans throughout fiscal year 2018.

We must successfully execute our business plan to increase profitability in order to achieve positive cash flows to sustain adequate liquidity without requiring additional funds from external sources to meet minimum operating requirements. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms or at all.

Generally, the Company has insufficient capital to maintain operations. Cashflows from operations of the Company and all its subsidiary holdings will not sustain the Company’s operations, let alone its filing requirements, unless there is substantial influx of cash flow through debt and equity financing.

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. Costs such as professional fees, stock-based compensation expenses, and other general and administrative costs represent a significant portion of the Company’s continuing operating costs.

For the year ended December 31, 2018, net cash used in operations was approximately $95,264 driven by current year operating loss, offset primarily by an increase in accounts payable.

For the year ended December 31, 2017, net cash used in operations was approximately $12,290 driven by current year operating loss, offset primarily by accounts payable.

Cash Flows from Investing Activities

None

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our sale of common stock and proceeds from capital raise transactions.

For the year ended December 31, 2018, cash provided by financing activities was approximately $119,658 from the sale of common stock, related parties, and additional paid in capital, and offset by subscriptions receivable.

For the year ended December 31, 2017, cash provided by financing activities was approximately $12,390 due to related parties.

At December 31, 2018, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards.

In the short term, we must raise additional capital through financing activities to support our business operations and grow our business. Over the long term, we must successfully execute our growth plans to increase profitable revenue and income streams to generate positive cash flows to sustain adequate liquidity without impairing growth initiatives or requiring the infusion of additional funds from external sources to meet minimum operating requirements. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

Not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-10 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Executive	Age	Position
Panagiotis Lazaretos	45	Chairman of the Board, Chief Executive Officer
Panagiotis Tolis	45	Secretary/Director, Chief Financial Officer
Sotirios Foutis	40	Director
Theofylaktos Petros Oikonomou	48	Director

Panagiotis Lazaretos – Chairman, CEO President

Panagiotis Lazaretos has over 15 years of international business development professional experience. Since 2017 Mr. Lazaretos has been a Director for Sales Service International. From 2013 to 2016, Mr. Lazaretos was Regional Director for Field Marketing Services for Adecco Group where he helped launch start up positions in 17 new markets, created a field force of over 2,000 marketers, and met return on investment goals in 3 years. From 2002 to 2013, Mr. Lazaretos was Vice President of International Operations for SPAR Group, a NASDAQ listed company where he was responsible for nine international operations in Canada, Mexico, Turkey, Romania, South Africa, India, China, Japan, and Australia. Prior to becoming Vice President of International Operations, Mr. Lazaretos was Director of Technology for 5 years.

Mr. Lazaretos holds a BS in Computer Science from State University of New York, New York and has attended MBA studies in I.T. at Pace University.

Panagiotis Tolis – Director, CFO, Secretary

Panagiotis Tolis brings an over 25 years of banking, finance and business consulting experience. Beginning in 1992, Mr. Tolis worked for almost 12 years with Geniki Bank, S.A. in Athens providing portfolio advice for the bank’s clients. After leaving Geniki Bank, S.A. in 2004, Mr. Tolis joined Bank of Cyprus, PLC as Corporate Relationship Manager providing portfolio management for large companies. In 2007, Mr. Tolis took his talents to Alpha Bank, S.A. in Athens, again managing loan portfolios, while providing supervision to approximately 40 companies during his 2-year tenure. In 2008, Mr. Tolis broke out on his own, providing business and financial services until 2010, when he joined Expense Reductions Analysts, an international firm focused on cost management consulting services for corporate customers. In 2013, Mr. Tolis became a shareholder/partner to Verallis in Athens, again focusing on cost management where he still provides services on a part time basis. From 2012 to 2013, Mr. Tolis also serviced as a Director and Secretary of Prime Real Estates and Development, Inc., now known as Cosmos Holdings, Inc. an OTCQB listed company.

Mr. Tolis holds several degrees and certifications, including an MSc in Financial Management from the University of Surrey, UK, an MSc in Financial Management from the University of Piraeus, Greece, a BS in Operational Research and Marketing from the Athens University of Economics and Business, and a BS in Accounting and Business Administration from the Technological Education Institute of Piraeus, Greece.

Sotirios Foutsis – Director

Sotirios Foutsis has over 15 years of experience in education management, business development, sales marketing and operations. For 2 years, beginning in 2006, Mr. Foutsis was a sales representative for Novartis where he was responsible for 3 product lines with 3 territories in Greece. In 2007, Mr. Foutsis became the General Manager of the University of New York in Prague. Since joining University, Mr. Foutsis has ventured out into other projects. In 2015, Mr. Foutsis founded, as CEO, Belgicka Apartments where he management operations for a medium size residential apartment company. In 2016, Mr. Foutsis founded ETESA S.R.O., a marketing company focused on social media.

Mr. Foutsis holds a BS in Finance from the State University of New York, New York and an MBA in Entrepreneurship from the University of Louisville.

Theofylaktos Petros Oikonomou – Director

Petros Economou brings over 20 years of corporate finance, business development and entrepreneurial experience to the Company. Mr. Oikonomou began his career in the Greek banking industry in 1997. By 2001, Mr. Oikonomou was a Corporate Account Officer for the Bank of Cyprus, PLC, managing the bank’s portfolio of listed and non-listed companies. In 2005, Mr. Oikonomou joined Hewlett-Packard Hellas where he was a Senior Analyst in the ISE region. In 2007, Mr. Oikonomou broke out on his own providing business development, strategic and corporate management solutions for his business clients. After 3 years he joined Expense Reduction Analysts (currently Verallis), a firm focusing on cost management and procurement services for corporate customers where he was one of its cofounders in Greece.

In 2013, Mr. Oikonomou left the company and joined A.S.C. Energy, an Oil arbitrage company, as a full time member of their business development team. In 2017, Mr. Oikonomou joined In4Capital, a global funding platform for startups and companies in the United Kingdom, as a Director and Chief Operation Officer.

Mr. Oikonomou holds an MSc in Finance from the Strathclyde Business School, UK, a BA in Economics from the American College of Greece - Deree College and a BSc in Business Administration, Accounting and Financial Management from the Athens University of Economics and Business.

Committees

We do not currently have an audit, compensation, or nominating committee.

Legal Proceedings

There are currently no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We do not currently have a code of ethic that applies to any member of the Board of Directors or our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

None of our offices have received compensation for the last two fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2018, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of March 2018, we had 20,656,700 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Panagiotis Lazaretos	8,500,000	41.15%

Common Stock	Panagiotis Tolis	5,000,000	24.2%

Common Stock	Theofylaktos Petros Oikonomou	3,000,000	14.52%

Common Stock	Sotirios Foutsis	1,500,000	7.26%

	All Directors and Officers		87.13%

Common Stock	Eleftherios Kontos	2,000,000	9.68%

	All Beneficial Owners Total	20,000,000	96.81%

(1)Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

We are not aware of any arrangements that could result in a change of control.

 Item 13. Certain Relationships and Related Transactions and Director Independence

Security Ownership of Certain Beneficial Owners and Management

On December 29, 2017, 20,000,000 shares of the Company’s common stock were issued to the founders of the Company, at the price of $0.0001 per share.

Shareholder loans

From the inception of the Company (November 3, 2017) until the audited financial statement date of December 31, 2018, there is an amount as high as $23,740 that is owed to Mr. Panagiotis Lazaretos, Mr. Panagiotis Tolis and Mr. Petros Oikonomou.

Panagiotis Lazaretos is a founder and therefore may be considered a promoter, as that term is defined in Rule 405 of Regulation C.

Transactions with Related Persons

There are two representative agreements in place with two companies registered in Cyprus and Czech Republic that are owned by Mr. Panagiotis Lazaretos and Mr. Sotirios Foutsis respectively.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by BFBorgers CPA, PC, the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly report (Form 10-QT) are reported below.

The total fees charged by BFBorgers CPA, PC in 2018 and 2017 aggregated $13,500 and $3,000, respectively, which includes fees for the 2018 audited financial statements and review of the quarterly financial statements of for 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

Exhibits

Exhibit Number	Description of Exhibit	Filed
3.1	Amended and Restated Articles of Incorporation filed November 03, 2017	Form S-1 May 25, 2018
3.2	Bylaws	Form S-1 May 25, 2018
10.1	Representative Agreement between Thenablers, Inc. and Thenablers LTD	Form S-1/A July 5, 2018
10.2	Representative Agreement between Thenablers, Inc. and ETESA s.r.o.	Form S-1/A July 5, 2018
10.3	Promissory Note between Thenablers, Inc. and Thenablers LTD	Form S-1/A July 5, 2018
13.1	Form 10-Q for Period Ending September 30, 2018	Form 10-Q March 14, 2019
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thenablers, Inc.

Date: April 3, 2019	By:	/s/ Panagiotis Lazaretos
	Name:	Panagiotis Lazaretos
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: April 3, 2019	By:	/s/ Panagiotis Tolis
	Name:	Panagiotis Tolis
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 3, 2019 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Panagiotis Lazaretos	Chairman of the Board of Directors, Chief
Panagiotis Lazaretos	Executive Officer (Principal Executive Officer)

/s/ Panagiotis Tolis	Secretary/Director, Chief Financial Officer
Panagiotis Tolis	(Principal Financial and Accounting Officer)

/s/ Sotirios Foutis	Director
Sotirios Foutis

/s/ Theofylaktos Petros Oikonomou	Director
Theofylaktos Petros Oikonomou

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Thenablers, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thenablers, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017.

Lakewood, CO

April 1, 2019

THENABLERS, INC

BALANCE SHEET

AS OF DECEMBER 31, 2018, and DECEMBER 31, 2017

ASSETS	December 31, 2018 (Audited)	December 31, 2017 (Audited)
Current Assets
Cash	$24,494	100
Related Party Accounts Receivable	3,000
Related Party Short-term Loan	10,000
Total Current Assets	37,494	100

Total Assets	$37,494	100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$5,000	2,100
Due to related party	24,708	12,390
Total Liabilities	29,708	14,490

Stockholders’ Equity
Common stock, par value $0.001; 200,000,000 common shares authorized,100,000,000 preferred shares authorized; 20,556,700 common shares issued and outstanding	$2,056	2,000
Additional paid in capital	111,284	—
Accumulated deficit	(99,554)	(14,390)
Subscription receivable	(6,000)	(2,000)
	—	—
Total Stockholders’ Equity	7,786	(14,390)

Total Liabilities and Stockholders’ Equity	$37,494	100

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2018, AND FOR THE PERIOD FROM NOVEMBER 3, 2017 (INCEPTION) TO DECEMBER 31, 2017

	For the Year Ended Dec 31, 2018	For the period from November 3 (Inception) to December 31, 2017

Related Party Revenue	$3,822	—
Operating expenses
Professional fees	40,500	14,000
Stock-based compensation expense	24,000	—
Other general and administrative costs	24,486	390

Total operating expenses	88,986	14,390

Loss from operations	(85,164)	(14,390)
Other Income and (Expenses)
Interest expenses
Total Other Income and (Expenses)	—	—

Net loss before income taxes	(85,164)	(14,390)

Income taxes	—	—
Net loss	$(85,164)	(14,390)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	(0.00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	20,556,700	20,000,000

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2018, AND FOR THE PERIOD FROM NOVEMBER 3, 2017 (INCEPTION) TO DECEMBER 31, 2017

	For the Year Ended December 31, 2018 (Audited)	For the period from November 3 (Inception) to December 31, 2017 (Audited)
Cash Flows from Operating Activities
Net loss for the period	$(85,164)	(14,390)
Adjustments to reconcile net loss
to net cash used in operating activities
Decrease (Increase) in Current Assets
Related Party Accounts Receivable	(3,000)	—
Related Party Short-term Loan	(10,000)	—
Increase (Decrease) in Current Liabilities
Accounts Payable	2,900	2,100

Net cash used in operating activities	(95,264)	(12,290)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash (Used) or provided by:
Due to related party	12,318	12,390
Sale of common stock	56	—
Additional Paid in Capital	111,284	—
Subscription Receivable	(4,000)	—
Net cash provided by financing activities	$119,658	12,390

Increase (Decrease) in Cash	24,394	100

Increase in Cash
Cash at beginning of period	100	—
Cash at end of period	$24,494	100

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$—	—
Income taxes paid during the period	$—	—

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

STATEMENT OF SHAREHOLDER’S DEFICIT - AUDITED

FOR THE YEAR ENDED DECEMBER 31, 2018 AND FOR THE PERIOD FROM NOVEMBER 3, 2017 (INCEPTION) TO DECEMBER 31, 2017

	Common Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	Equity

Inception November 3, 2017.
Shares issued for cash	20,000,000	$2,000	$0	$0	($2,000)	$0
Shares issued for services
Cash received for subscription receivable
Net loss for the period from November 3 (Inception) to December 31,2017				($14,390)		($14,390)
Balance, December 31, 2017	20,000,000	$2,000	$0	($14,390)	($2,000)	($14,390)

Shares issued for cash	436,700	$44	$87,296			$87,340
Shares issued for services	120,000	$12	$23,988			$24,000
Cash received for subscription receivable					($4,000)	($4,000)
Net loss for the year ended December 31,2018				($85,164)		($85,164)
Balance, Dec. 31,2018	20,556,700	$2,056	$111,284	($99,554)	($6,000)	$7,786

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Notes to the Financial Statements

For the Year Ended December 31, 2018

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

THENABLERS, INC

Notes to the Financial Statements

For the Year Ended December 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2018

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Subsequent Events

The Company has analyzed the transactions from December 31, 2018 to the date these financial statements were issued for subsequent event disclosure purposes.

THENABLERS, INC

Notes to the Financial Statements

For the Year Ended December 31, 2018

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplates the continuation of the Company as a going concern. The Company had no revenues for the year ended December 31, 2017 but had revenues of $3,822 for the year ended December 31, 2018. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – DUE TO RELATED PARTY

During the period from November 3, 2017 to December 31, 2018, Mr. Panagiotis Lazaretos, the Company’s President and Director, Mr. Panagiotis Tolis, the Company’s Secretary and a Director, Mr. Theofylaktos P. Oikonomou, the Company’s Director and Mr. Eleftherios Kontos the Company’s Director, have periodically advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. The amounts due to related parties were $24,708 and $12,390 as of December 31, 2018 and December 31, 2017 respectively.

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

Further, the second installment of $10,000 was paid on October 22, 2018 and an additional extension has been given for the 3rd installment to be repaid in two payments of $5,000 as of April 30th, 2019 and July 31st, 2019.

NOTE 6– PREPAID EXPENSES

Prepaid expenses consist of amounts paid in advance for items that have not yet occurred as of the end of the period. There are no prepaid expenses as of December 31, 2018.

THENABLERS, INC

Notes to the Financial Statements

For the Year Ended December 31, 2018

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

THENABLERS, INC

Notes to the Financial Statements

For the Year Ended December 31, 2018

NOTE 7 – COMMON STOCK (CONTINUED)

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

For the Year Ended December 31, 2018

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

For the Year Ended December 31, 2018

NOTE 9 – INCOME TAXES

Due to the Company’s net loss position, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	December 31,	December 31,
	2018	2017

Net operating loss carry-forward	$99,554	$14,390
Less: valuation allowance	(99,554)	(14,390)
Net deferred tax asset	$—	$—

The Company had federal net operating loss carry forwards for tax purposes of approximately $85,164 at December 31, 2018, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 10 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2018 through March 31, 2019, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.