Form 10-Q
period 2019-03-31
Thenablers, Inc.
filed 2019-05-28
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,636,700 as of May 22, 2019.

THENABLERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THENABLERS, INC

Unaudited Balance Sheet

ASSETS	March 31, 2019	December 31, 2018
Current Assets
Cash	$11,828	24,494
Accounts Receivable Related Party	3,473	3,000
Loans Receivable Related Party	10,000	10,000
Total Current Assets	25,301	37,494

Total Assets	$25,301	37,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$7,000	5,000
Due to related party	25,640	24,708
Total Liabilities	32,640	29,708

Stockholders’ Equity
Common stock, par value $0.001; 200,000,000 common shares authorized,100,000,000 preferred shares authorized; 20,556,700 common shares issued and outstanding	$2,056	2,056
Additional paid in capital	111,284	111,284
Accumulated deficit	(120,679)	(99,554)
Subscription receivable	—	(6,000)
Total Stockholders’ Equity	(7,339)	(7,786)

Total Liabilities and Stockholders’ Equity	$25,301	37,494

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Unaudited Statement of Operations

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Revenue – Related party	$473	—
Operating expenses
Professional fees	8,000	8,500
Stock-based compensation expense	—	12,800
Other general and administrative costs	13,598	6,679

Total operating expenses	21,598	27,979

Loss from operations	(21,125)	(27,979)
Other Income and (Expenses)
Interest expenses
Total Other Income and (Expenses)	—	—

Net loss before income taxes	(21,125)	(27,979)

Income taxes	—	—
Net loss	$(21,125)	(27,979)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	(0.00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	20,109,815	20,205,499

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Unaudited Statement of Cash Flows

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Cash Flows from Operating Activities
Net loss for the period	$(21,125)	(27,979)
Adjustments to reconcile net loss
to net cash used in operating activities
Changes in assets and liabilities
Accounts Receivable-Related Party	(473)	—
Prepaid expenses and other assets	—	(5,000)
Accounts Payable	2,000	(100)
Shares issued for services	—	12,800

Net cash used in operating activities	(19,598)	(20,279)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash (Used) or provided by:
Due to related party	932	2,615
Sale of common stock	—	55,840
Cash Received for Subscription Receivable	6,000	—
Net cash provided by financing activities	$6,932	58,455

Increase (Decrease) in Cash	(12,666)	38,176

Increase in Cash
Cash at beginning of period	24,494	100
Cash at end of period	$11,828	38,276

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$—	—
Income taxes paid during the period	$—	—

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Unaudited Statement of the Changes in Shareholder's Equity

	Three Month Period Ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Capital	Deficit	Receivable	Deficit

Balance, January 1, 2019	20,556,700	2,056	111,284	(99,554)	(6,000)	7,786
Cash Received for Subscription Receivables					6,000	6,000
Net Loss for the Three Months Ended March 31, 2019				(21,125)		(21,125)
Balance, March 31, 2019	20,556,700	2,056	111,284	(120,679)	—	(7,339)

	Three Month Period Ended March 31, 2018

Balance, January 1, 2018	20,000,000	2,000	—	(14,390)	(2,000)	(14,390)
Shares issued for cash	279,200	28	55,812			55,840
Shares issued for services	64,000	6	12,794			12,800
Subscription receivable	50,000	5	9,995		(10,000)	—
Net Loss for the Three Months Ended March 31, 2018				(27,979)		(27,979)
Balance, March 31, 2018	20,393,200	2,039	78,601	(42,369)	(12,000)	26,271

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Notes to the Unaudited Financial Statements

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, the unaudited financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended December 31, 2018 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at March 31, 2019 and statements of operations and cash flows for the three months ended March 31, 2019 and 2018. The accompanying unaudited financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited financial statements. As of March 31, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended December 31, 2018, have not changed.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

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

THENABLERS, INC

Notes to the Unaudited Financial Statements

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation

The measurement and recognition of stock - based compensation expense is based on estimated fair values for all share-based awards made to employees and directors, including stock options and for non-employee equity transactions as per ASC 718 rules.

For transactions in which we obtain certain services of employees, directors, and consultants in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the vesting period.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2019

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

The FASB’s new standard on accounting for leases that came into effect as of January 1, 2019 for US public companies that enter into lease arrangements or sign contracts containing leases to support their business had no effect on the company as they do not have any leases.

Subsequent Events

The Company has analyzed the transactions from March 31, 2019 to the date these financial statements were issued for subsequent event disclosure purposes.

THENABLERS, INC

Notes to the Unaudited Financial Statements

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had no revenues for the three months ended March 31, 2018 but had revenues of $473 for the three months ended March 31, 2019. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – DUE TO RELATED PARTY

During the period from November 3, 2017 to March 31, 2019, Mr. Panagiotis Lazaretos, the Company’s President and Director, Mr. Panagiotis Tolis, the Company’s Secretary and a Director, Mr. Theofylaktos P. Oikonomou, the Company’s Director and Mr. Eleftherios Kontos the Company’s Director, have periodically advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. The amounts due to related parties were $25,640 and $24,708 as of March 31, 2019 and December 31, 2018 respectively.

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

Further, the second installment of $10,000 was paid on October 22, 2018 and an additional extension has been given for the 3rd installment to be repaid in two payments of $5,000 as of April 30th, 2019 and July 31st, 2019. A payment of $4,000 was received on April 23, 2019.

NOTE 6– ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

The company has an account receivable of $3,473 from related party, Thenablers Ltd Cyprus as of March 31, 2019 and $3,000 of that was received on April 23, 2019.

Prepaid expenses consist of amounts paid in advance for items that have not yet occurred as of the end of the period. There are no prepaid expenses as of March 31, 2019.

THENABLERS, INC

Notes to the Unaudited Financial Statements

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

THENABLERS, INC

Notes to the Unaudited Financial Statements

NOTE 7 – COMMON STOCK (CONTINUED)

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

On April 10, 2018, the Company issued 25,000 shares of common stock to Michael Stefanidis for cash proceeds of $5,000.00 at $0.20 per share.

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

THENABLERS, INC

Notes to the Unaudited Financial Statements

NOTE 8 – CHANGES IN EQUITY

The company had a balance of $7,786 in total equity at the beginning of the year, January 1, 2019. With the receipt of $6,000 in subscription receivables and the net loss of $21,125 for the three months ended March 31, 2019 the ending balance is a deficit of $7,339 as of March 31, 2019.

For the year beginning January 1, 2018 the company had a shareholders’ deficit balance of $14,390. With the sale of 279,200 shares of common stock for a value of $55,840, with the issue of 64,000 shares of common stock for a value of $12,800, the receipt of $10,000 in subscription receivables and the net loss of $27, 979 for the three months ended March 31, 2018 the ending balance in equity was $26,271 as of March 31, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 10 – INCOME TAXES

Due to the Company’s net loss position, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	March 31,	March 31,
	2019	2018

Net operating loss carry-forward	$121,152	$42,369
Less: valuation allowance	(121,152)	(42,369)
Net deferred tax asset	$—	$—

The Company had federal net operating loss carry forwards for tax purposes of approximately $42,369 at March 31, 2018, and approximately $121,152 at March 31, 2019, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 11 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2019 through May 22, 2019, the date these financial statements were issued, and has determined that the following are material subsequent events to these financial statements.

On May 20, 2019, the Company issued 40,000 shares of common stock to Panagiotis Avramidis for cash proceeds of $10,000.00 at $0.25 per share.

On May 20, 2019, the Company issued 20,000 shares of common stock to Savvas Dimopoulos for cash proceeds of $5,000.00 at $0.25 per share.

On May 22, 2019, the Company issued 20,000 shares of common stock to Anargyros Vasilakos for cash proceeds of $5,000.00 at $0.25 per share.

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

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

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

We are currently a development stage company and to date we have recorded no revenue. Accordingly, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of the March 31, 2019, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission ("SEC"); we estimate such costs to be approximately $90,000.00 for 12 months following this Offering. The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

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

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Prospectus. Except for the historical information contained herein, the discussion in this Prospectus contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this Prospectus. The Company's actual results could differ materially from those discussed here.

As of December 31, 2018, our auditors have issued a going concern opinion. We believe that we continue to be a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to this Offering.

In order to meet business goals, we must a) perform the target sales numbers under the existing SILBERFPEIL distribution and sales and marketing agreements; b) meet minimal sales requirements for the Container Home product per our contract with GBR German UG; c) memorialize ongoing negotiations for the transfer of contracts from the network of representatives, as well as meet our estimated sales under those agreements; and d) continue to focus on new business development in order to acquire new agreements.

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

During the first two years of operations, our officers and directors will also provide their labor at no charge. We anticipate hiring two junior developers during the next 12 months of operation. We will rely on the services of independent contractors for the design and development of our website, marketing and costs associated with performing network driven contracts.

If we become a public entity subject to the reporting requirements of the Securities Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these accounting, legal and other professional costs would be a minimum of $90,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements, and this could have a significant impact on future operating costs. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

At present, we only have enough cash on hand to maintain filing requirements with the SEC. If we do not build revenue or raise sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either the money that we raise from our Offering, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

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

The FASB’s new standard on accounting for leases that came into effect as of January 1, 2019 for US public companies that enter into lease arrangements or sign contracts containing leases to support their business had no effect on the company as they do not have any leases.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Revenues

For the three months ended March 31, 2019, we generated $473 in related party revenues. For the three months ended March 31, 2018, we generated no revenues. Our increase in revenue is due to related parties.

Operating Expenses

For the three months ended March 31, 2019, we incurred $21,598 in operating expenses, compared to the three months ended March 31, 2018, during which we incurred $27,979 in operating expenses. The decrease in operating expenses is due primarily to a decrease in stock-based compensation expenses and professional fees.

Net Loss

For the three months ended March 31, 2019, we incurred a net loss of $21,125 or $(0.00) per common share. For the three months ended March 31, 2018, we incurred a net loss of $ 27,979 of $(0.00) per common share. The decrease in net loss is due primarily to a decrease in total loss from operations.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital during the three months ended March 31, 2019 of ($7,339) compare to $7,786 for the year ended December 31, 2018.

Cash flows for the three months ended March 31, 2019.

Net cash flow used in operating activities was $19,598 for the three months ended March 31, 2019, compared to $20,279 used in operating activities during the three months ended March 31, 2018. Our net loss in cash flow was due to a net loss of $(21,125) and related party accounts receivable of $(473), and an increase in accounts payable of $2000.

Net cash flow used in investing activities was $0 for the three months ended March 31, 2019, and the three months ended March 31, 2018.

Net cash provided by financing activities was $6,932 for the three months ended March 31, 2019 and consisted of $932 due to related party, and $6,000 in subscription receivables. Net cash provided by financing activities was $58,455 for the three months ended March 31, 2018 and consisted of $2,615 due to a related party and $55,840 due to the sale of common stock.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2019 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between May 20, 2019 and May 22, 2019, we sold 80,000 restricted shares through exemptions from registration pursuant to Regulation S and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.

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

GH CAPITAL, INC.

Dated: May 28, 2019	By:	/s/ Panagiotis Lazaretos
Pangiotis Lazaretos
Chief Executive Officer (principal executive officer)

Dated: May 28, 2019	By:	/s/ Panagiotis Tolis
Panagiotis Tolis
Chief Financial Officer (principal financial officer and principal accounting officer)