Form 10-Q
period 2019-06-30
Thenablers, Inc.
filed 2019-08-14
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,661,700 as of June 30, 2019.

THENABLERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THENABLERS, INC

Unaudited Balance Sheet

ASSETS	June 30, 2019	December 31, 2018
Current Assets
Cash	$18,862	24,494
Accounts Receivable Related Party	—	3,000
Loans Receivable Related Party	6,000	10,000
Total Current Assets	24,862	37,494

Total Assets	$24,862	37,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,330	5,000
Due to related party	27,072	24,708
Total Liabilities	29,402	29,708

Stockholders’ Equity
Common stock, par value $0.001; 200,000,000 common shares authorized,100,000,000 preferred shares authorized; 20,661,700 and 20,556,700 common shares issued and outstanding respectively	$2,066	2,056
Additional paid in capital	137,524	111,284
Accumulated deficit	(142,271)	(99,554)
Subscription receivable	(1,859)	(6,000)
Total Stockholders’ Equity	(4,540)	7,786

Total Liabilities and Stockholders’ Equity	$24,862	37,494

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Unaudited Statement of Operations

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Revenue - Related party	$—	3,381	$473	3,381
Operating expenses
Professional fees	8,000	10,500	16,000	19,000
Stock-based compensation expense	—	11,200	—	24,000
Other general and administrative costs	13,592	11,547	27,190	18,226

Total operating expenses	21,592	33,247	43,190	61,226

Loss from operations	(21,592)	(29,866)	(42,717)	(57,845)
Other Income and (Expenses)
Interest expenses
Total Other Income and (Expenses)	—	—	—	—

Net loss before income taxes	(21,592)	(29,866)	(42,717)	(57,845)

Income taxes	—	—	—	—
Net loss	$(21,592)	(29,866)	$(42,717)	(57,845)

Net Loss Per Common Stock
- basic and fully diluted	$(0,00)	(0,00)	$(0,00)	(0,00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	20,603,788	20,543,151	20,580.37	20,375,257

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Unaudited Statement of Cash Flows

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Cash Flows from Operating Activities
Net loss for the period	$(42,717)	(57,845)
Adjustments to reconcile net loss
to net cash used in operating activities
Changes in assets and liabilities
Accounts Receivable - Related Party	3,000	(3,382)
Prepaid expenses and other assets	—	—
Short-term Loan	4,000	(30,000)
Accounts Payable	(2,670)	2,900
Shares issued for services	1,250	24,000

Net cash used in operating activities	(37,137)	(64,327)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash (Used) or provided by:
Due to related party	2,364	8,879
Sale of common stock	25,000	77,340
Cash Received for Subscription Receivable	4,141	12,000
Net cash provided by financing activities	$31,505	98,219

Increase (Decrease) in Cash	(5,632)	33,892

Increase in Cash
Cash at beginning of period	24,494	100
Cash at end of period	$18,862	33,992

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$—	—
Income taxes paid during the period	$—	—

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Unaudited Statement of the Changes in Shareholder's Equity

	Six Month Period Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Capital	Deficit	Receivable	Deficit
January 1, 2019	20,556,700	2,056	111,284	(99,554)	(6,000)	7,786
Shares issued for cash	—	—	—	—	—	—
Subscription receivable	—	—	—	—	6,000	6,000
Net Loss for the Three Months Ended March 31, 2019	—	—	—	(21,125)	—	(21,125)
March 31, 2019	20,556,700	2,056	111,284	(120,679)	—	(7,339)
Shares issued for cash	100,000	10	24,990	—	—	25,000
Shares issued for services	5,000	—	1,250	—	—	1,250
Subscription receivable	—	—	—	—	(1,859)	(1,859)
Net Loss for the Three Months Ended June 30, 2019	—	—	—	(21,592)	—	(21,592)
June 30, 2019	20,661,700	2,066	137,524	(142,271)	(1,859)	(4,540)

	Six Month Period Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Capital	Deficit	Receivable	Deficit
January 1, 2018	20,000,000	2,000	—	(14,390)	(2,000)	(14,390)
Shares issued for cash	279,200	28	55,812	—	—	55,840
Shares issued for services	64,000	6	12,794	—	—	12,800
Subscription receivable	50,000	5	9,995	—	(10,000)	—
Net Loss for the Three Months Ended March 31, 2018	—	—	—	(27,979)	—	(27,979)
March 31, 2018	20,393,200	2,039	78,601	(42,369)	(12,000)	26,271
Shares issued for cash	107,500	11	21,489	—	—	21,500
Shares issued for services	56,000	6	11,194	—	—	11,200
Subscription receivable	—	—	—	—	12,000	12,000
Net Loss for the Three Months Ended June 30, 2018	—	—	—	(29,866)	—	(29,866)
June 30, 2018	20,556,700	2,056	111,284	(72,235)	—	41,105

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, the unaudited financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended December 31, 2018 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2019 and statements of operations and cash flows for the six months ended June 30, 2019 and 2018. The accompanying unaudited financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited financial statements. As of June 30, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended December 31, 2018, have not changed.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2019.

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

Subsequent Events

The Company has analyzed the transactions from June 30, 2019 to the date these financial statements were issued for subsequent event disclosure purposes.

THENABLERS, INC

Notes to the Unaudited Financial Statements

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had revenues of $3,381 for the six months ended June 30, 2018 and had revenues of $473 for the six months ended June 30, 2019. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – DUE TO RELATED PARTY

During the period from November 3, 2017 to June 30, 2019, Mr. Panagiotis Lazaretos, the Company’s President and Director, Mr. Panagiotis Tolis, the Company’s Secretary and a Director, Mr. Theofylaktos P. Oikonomou, the Company’s Director and Mr. Eleftherios Kontos the Company’s Director, have periodically advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. The amounts due to related parties were $27,072 and $24,708 as of June 30, 2019 and December 31, 2018 respectively.

NOTE 5 – LOAN RECEIVABLE

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

Further, the second installment of $10,000 was paid on October 22, 2018 and an additional extension has been given for the 3rd installment to be repaid in two payments of $5,000 as of April 30th, 2019 and July 31st, 2019. A payment of $4,000 was received on May 8, 2019.

NOTE 6– ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

The company doesn’t have an account receivable from related party, Thenablers Ltd Cyprus as of June 30, 2019.

Prepaid expenses consist of amounts paid in advance for items that have not yet occurred as of the end of the period. There are no prepaid expenses as of June 30, 2019.

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

On May 1, 2019, the Company issued 5,000 shares of common stock to Theodore Giamias for services rendered of $1,250.00 at fair market value of $0.25 per share.

On May 20, 2019, the Company issued 40,000 shares of common stock to Panagiotis Avramidis for cash proceeds of $10,000.00 at $0.25 per share.

On May 20, 2019, the Company issued 20,000 shares of common stock to Savvas Dimopoulos for cash proceeds of $5,000.00 at $0.25 per share.

On May 22, 2019, the Company issued 20,000 shares of common stock to Anargyris Vasilakos for cash proceeds of $5,000.00 at $0.25 per share.

On May 29, 2019, the Company issued 20,000 shares of common stock to Dimitrios Agapitos for cash proceeds of $5,000.00 at $0.25 per share.

NOTE 8 – CHANGES IN EQUITY

For the year beginning January 1, 2019 the company had a shareholders’ deficit balance of $7,786. With the sale of 100,000 shares of common stock for a value of $25,000, with the issue of 5,000 shares of common stock for a value of $1,250, the receipt of $6,000 in subscription receivables and the net loss of $42,717 for the six months ended June 30, 2019 the ending balance is a deficit of $4,540 as of June 30, 2019

For the year beginning January 1, 2018 the company had a shareholders’ deficit balance of $14,390. With the sale of 386,700 shares of common stock for a value of $77,340, with the issue of 120,000 shares of common stock for a value of $24,000, the receipt of $2,000 in subscription receivables and the net loss of $57,845 for the six months ended June 30, 2018 the ending balance in equity was $41,105 as of June 30, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

THENABLERS, INC

Notes to the Unaudited Financial Statements

NOTE 10 – INCOME TAXES

Due to the Company’s net loss position, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	June 30,	June 30,
	2019	2018

Net operating loss carry-forward	$142,271	$72,235
Less: valuation allowance	(142,271)	(72,235)
Net deferred tax asset	$—	$—

The Company had federal net operating loss carry forwards for tax purposes of approximately $82,235 at June 30, 2018, and approximately $142,271 at June 30, 2019, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 11 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2019 through August 9, 2019, the date these financial statements were issued, and has determined that the following are material subsequent events to these financial statements.

On July 10, 2019, the Company issued 20,000 shares of common stock to Nikolaos Zavras for cash proceeds of $5,000.00 at $0.25 per share.

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

We are currently a development stage company and to date we have recorded no revenue. Accordingly, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of the June 30, 2019, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission ("SEC"); we estimate such costs to be approximately $90,000.00 for 12 months following this Offering. The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

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

Results of Operations

Revenues

For the three and six months ended June 30, 2019, we generated $ 0 and $473 in related party revenues, respectively. For the three and six months ended June 30, 2018, we generated $3,381 in related party revenues for each period. Our decrease in revenue is due to related parties.

 Operating Expenses

For the three and six months ended June 30, 2019, we incurred $21,592 and $43,190 in operating expenses, respectively, compared to the three and six months ended June 30, 2018, during which we incurred $33,247 and $61,226, respectively, in operating expenses. Although there was an increase in general and administrative costs, the decrease in operating expenses is due primarily to a decrease in stock-based compensation expenses and professional fees.

Net Loss

For the three and six months ended June 30, 2019, we incurred a net loss of $21,592 and $42,717, respectively, or $(0.00) per common share. For the three and six months ended June 30, 2018, we incurred a net loss of $29,866 and $57,845, respectively, or $(0.00) per common share. The decrease in net loss is due primarily to a decrease in total loss from operations.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital during the six months ended June 30, 2019 of ($4,540) compare to $7,786 for the year ended December 31, 2018.

Cash flows for the six months ended June 30, 2019.

Net cash flow used in operating activities was $37,137 for the six months ended June 30, 2019, compared to $64,327 used in operating activities during the six months ended June 30, 2018. Our net loss in cash flow was due to a net loss of $(42,717) and accounts payable of $(2,670), and an increase in accounts receivable due to related party of $3000, shares issued for service for $1,250, and short-term loan of $4,000.

Net cash flow used in investing activities was $0 for the six months ended June 30, 2019, and the six months ended June 30, 2018.

Net cash provided by financing activities was $31,505 for the six months ended June 30, 2019 and consisted of $2,364 due to related party, $25,000 from sale of common stock, and $4,141 in subscription receivables. Net cash provided by financing activities was $98,219 for the six months ended June 30, 2018 and consisted of $8,879 due to a related party, $77,340 due to the sale of common stock, and $12,000 in subscription receivables.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2019 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the six months ended June 30, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between May 20, 2019 and May 29, 2019, we sold 100,000 restricted shares through exemptions from registration pursuant to Regulation S and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.

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

THENABLERS, INC.

Dated: August 14, 2019	By:	/s/ Panagiotis Lazaretos
Pangiotis Lazaretos
Chief Executive Officer (principal executive officer)

Dated: August 14, 2019	By:	/s/ Panagiotis Tolis
Panagiotis Tolis
Chief Financial Officer (principal financial officer and principal accounting officer)