Form 10-Q
period 2019-09-30
Thenablers, Inc.
filed 2019-11-07
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,681,700 as of September 30, 2019.

GH CAPITAL, INC.

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

Signatures		17

THENABLERS, INC

Unaudited Balance Sheet

ASSETS	September 30, 2019	December 31, 2018
Current Assets
Cash	$14,230	24,494
Accounts Receivable Related Party		3,000
Loans Receivable Related Party	—	10,000
Total Current Assets	14,230	37,494

Total Assets	$14,230	37,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$11,575	5,000
Due to related party	—	24,708
Total Liabilities	11,575	29,708

Stockholders’ Equity
Common stock, par value $0.0001; 200,000,000 common shares authorized,100,000,000 preferred shares authorized; 20,681,700 and 20,556,700 common shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	$2,068	2,056
Additional paid in capital	163,990	111,284
Accumulated deficit	(161,105)	(99,554)
Subscription receivable	(2,298)	(6,000)
Total Stockholders’ Equity	2,655	7,786

Total Liabilities and Stockholders’ Equity	$14,230	37,494

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Unaudited Statement of Operations

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

Revenue - Related party	$—	441	$473	3,822
Operating expenses
Professional fees	17,000	1,500	33,000	20,500
Stock-based compensation expense	—	—	—	24,000
Other general and administrative costs	1,834	2,531	29,024	20,757

Total operating expenses	18,834	4,031	62,024	65,257

Loss from operations	(18,834)	(3,590)	(61,551)	(61,435)
Other Income and (Expenses)
Interest expenses
Total Other Income and (Expenses)	—	—	—	—

Net loss before income taxes	(18,834)	(3,590)	(61,551)	(61,435)

Income taxes	—	—	—	—
Net loss	$(18,834)	(3,590)	$(61,551)	(61,435)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	(0.00)	$(0.00)	(0.00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	20,679,743	20,782,598	20,639,825	30,823,967

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Unaudited Statement of Cash Flows

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Cash Flows from Operating Activities
Net loss for the period	$(61,551)	(61,435)
Adjustments to reconcile net loss
to net cash used in operating activities
Changes in assets and liabilities
Accounts Receivable - Related Party	3,000	(3,822)
Prepaid expenses and other assets	—	—
Short-term Loan	10,000	(20,000)
Accounts Payable	6,575	(100)
Shares issued for services	1,250	24,000

Net cash used in operating activities	(40,726)	(61,357)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash (Used) or provided by:
Due to related party	(3,240)	10,063
Sale of common stock	30,000	77,340
Cash Received for Subscription Receivable	3,702	12,000
Net cash provided by financing activities	$30,462	99,403

Increase (Decrease) in Cash	(10,264)	38,046

Increase in Cash
Cash at beginning of period	$24,494	100
Cash at end of period	$14,230	38,146

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$—	—
Income taxes paid during the period	$—	—

Non-Cash Investing and Financing
Transactions
Forgiveness of debt by Directors	$21,468	—

The accompanying notes are an integral part of these financial statements.

THENABLERS, INC

Unaudited Statement of the Changes in Shareholder's Equity

	Nine Month Period Ended September 30, 2019
			Additional			Total
	Common Stock		Paid-in	Accumulated	Subscription	Shareholders’
	Shares	Amount	Capital	Deficit	Receivable	Equity
January 1, 2019	20,556,700	2,056	111,284	(99,554)	(6,000)	7,786
Shares issued for cash						—
Subscription receivable					6,000	6,000
Net Loss for the Three Months Ended March 31, 2019				(21,125)		(21,125)
March 31, 2019	20,556,700	2,056	111,284	(120,679)	—	(7,339)
Shares issued for cash	100,000	10	24,990			25,000
Shares issued for services	5,000	—	1,250			1,250
Subscription receivable					(1,859)	(1,859)
Net Loss for the Three Months Ended June 30, 2019				(21,592)		(21,592)
June 30, 2019	20,661,700	2,066	137,524	(142,271)	(1,859)	(4,540)
Shares issued for cash	20,000	2	4,998			5,000
Shares issued for services						—
Subscription receivable					(439)	(439)
Forgiveness of Debt by Directors			21,468			21,468
Net Loss for the Three Months Ended September 30, 2019				(18,834)		(18,834)
September 30, 2019	20,681,700	2,068	163,990	(161,105)	(2,298)	2,655

	Nine Month Period Ended September 30, 2018
January 1, 2018	20,000,000	2,000	—	(14,390)	(2,000)	(14,390)
Shares issued for cash	279,200	28	55,812			55,840
Shares issued for services	64,000	6	12,794			12,800
Subscription receivable	50,000	5	9,995		(10,000)	—
Net Loss for the Three Months Ended March 31, 2018				(27,979)		(27,979)
March 31, 2018	20,393,200	2,039	78,601	(42,369)	(12,000)	26,271
Shares issued for cash	107,500	11	21,489			21,500
Shares issued for services	56,000	6	11,194			11,200
Subscription receivable					12,000	12,000
Net Loss for the Three Months Ended June 30, 2018				(29,866)		(29,866)
June 30, 2018	20,556,700	2,056	111,284	(72,235)	—	41,105
Shares issued for cash
Shares issued for services
Subscription receivable
Net Loss for the Three Months Ended September 30, 2018				(3,590)		(3,590)
September 30, 2018	20,556,700	2,056	111,284	(75,825)	—	37,515

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, the unaudited financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended December 31, 2018 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at September 30, 2019 and statements of operations and cash flows for the nine months ended September 30, 2019 and 2018. The accompanying unaudited financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited financial statements. As of September 30, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended December 31, 2018, have not changed.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

THENABLERS, INC

Notes to the Unaudited Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2019

Recent Accounting Pronouncements

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

Subsequent Events

The Company has analyzed the transactions from September 30, 2019 to the date these financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had revenues for the nine months ended September 30, 2018 of $3,822 and $473 for the nine months ended September 30, 2019. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – DUE TO RELATED PARTY

During the period from November 3, 2017 to September 30, 2019, Mr. Panagiotis Lazaretos, the Company’s President and Director, Mr. Panagiotis Tolis, the Company’s Secretary and a Director, Mr. Theofylaktos P. Oikonomou, the Company’s Director and Mr. Eleftherios Kontos, have periodically advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. The amounts due to related parties were forgiven by the respective related parties as of September 30, 2019, thereby resulting in an increase in Additional Paid in Capital. The balance in due to related party is zero as of September 3, 2019.

THENABLERS, INC

Notes to the Unaudited Financial Statements

NOTE 5 – LOAN RECEIVABLE

On May 7, 2018, Thenablers Inc. made a loan to Thenablers Ltd. for $30,000. The loan bears no interest and its due date was June 30th, 2018. This transaction has been made in the context of a formal cooperation between the two companies according to a commission agreement signed on May 7, 2018. The scope of this agreement is that Thenablers Inc. will finance the purchase of a certain amount of inventory produced by an Austrian energy drink manufacturer as well as will assist in the sales and marketing of such products in the region of Greece and Cyprus. Thenablers Inc. will receive a pre-agreed upon commission on every product sold.

Thenablers Ltd asked for an extension in the repayment of the loan and proposed a payment plan for one-third installments of $10,000 each to be paid on July 31th, August 31st and September 30th, 2018 accordingly. The first installment of $10,000 has already been paid on July 31st, 2018.

Further, the second installment of $10,000 was paid on October 22, 2018 and an additional extension has been given for the third installment to be repaid in two payments of $5,000 as of April 30th, 2019 and July 31st, 2019. A payment of $4,000 was received on May 8, 2019 as partial payment of the third installment and the balance of $6,000 was offset at September 30, 2019 by amounts due to related party and director, Mr. Panagiotis Lazaretos.

NOTE 6– ACCOUNTS RECEIVABLE

At the beginning of the year company had accounts receivable of $3,000 due from related party, Thenablers Ltd Cyprus, derived from the commission agreement signed on May 7, 2018 for sales and marketing assistance. The full amount has been paid and as of September 30, 2019 there are no further receivables.

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

On July 10, 2019, the Company issued 20,000 shares of common stock to Nikolaos Zavras for cash proceeds of $5,000.00 at $0.25 per share

NOTE 8 – CHANGES IN EQUITY

For the year beginning January 1, 2019 the company had a shareholders’ deficit balance of $7,786. With the sale of 120,000 shares of common stock for a value of $30,000, with the issue of 5,000 shares of common stock for a value of $1,250, the receipt of $6,000 in subscription receivables, the forgiveness of debt by Directors of $21,468 and the net loss of $61,551 for the nine months ended September 30, 2019 the ending balance in equity is $2,655 as of September 30, 2019.

For the year beginning January 1, 2018 the company had a shareholders’ deficit balance of $14,390. With the sale of 386,700 shares of common stock for a value of $77,340, with the issue of 120,000 shares of common stock for a value of $24,000, the receipt of $2,000 in subscription receivables and the net loss of $61,435 for the nine months ended September30, 2018 the ending balance in equity was $37,515 as of September 30, 2018.

THENABLERS, INC

Notes to the Unaudited Financial Statements

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

The components of net deferred tax assets are as follows:

	September 30,	September 30,
	2019	2018
Net operating loss carry-forward	$161,105	$75,825
Less: valuation allowance	(161,105)	(75,825)
Net deferred tax asset	$—	$—

The Company had federal net operating loss carry forwards for tax purposes of approximately $72,825 at September 30, 2018, and approximately $161,105 at September 30, 2019, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 11 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2019 through November 7, 2019, the date these financial statements were issued, and has determined that the following are material subsequent events to these financial statements.

On October 7, 2019, Thenablers, Inc. entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for exactly 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. Per the terms of the Agreements, these shares may not be converted for one year after they are issued and shall automatically convert exactly 18 months after the issuance of each share into a number of shares of Common Stock to be determined based on the Company’s performance. The holders of Series A Preferred Stock shall be entitled to vote with the shares of the Company’s Common Stock on any vote in which holders of the Common Stock are entitled to vote and shall have voting rights equal to exactly one vote per share of Series A Preferred Stock.

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

We are currently a development stage company and to date we have recorded no revenue. Accordingly, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of the September 30, 2019, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission ("SEC"); we estimate such costs to be approximately $90,000.00 for 12 months following this Offering. The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

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

In order to meet business goals, we must a) execute our business line of crew management; and d) continue to focus on new business development in order to acquire new agreements.

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

Results of Operations

Revenues

For the three and nine months ended September 30, 2019, we generated $0 and $473 in related party revenues, respectively. For the three and nine months end September 30, 2018, we generated $441 and $3,822 in related party revenues, respectively. Our decrease in revenue is due to our inability to execute the SILBERPFEIL business plan that was operated through Thenablers, Ltd.

Operating Expenses

For the three and nine months ended September 30, 2019, we incurred $18,834 and $62,024 in operating expenses, respectively, compared to the three and nine months ended September 30, 2018, during which we incurred $4,031 and $65,257, respectively, in operating expenses. Although there was an increase in general and administrative costs, the increase in operating expenses is due primarily to an increase in stock-based compensation expenses and professional fees.

Net Loss

For the three and nine months ended September 30, 2019, we incurred a net loss of $18,834 and $61,551, respectively, or $(0.00) per common share. For the three and nine months ended September 30, 2018, we incurred a net loss of $3,590 and $61,435, respectively, or $(0.00) per common share. The decrease in net loss is due primarily to a decrease in total loss from operations.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit during the nine months ended September 30, 2019 of $2,655 compared to $7,786 for the year ended December 31, 2018.

Cash flows for the nine months ended September 30, 2019.

Net cash flow used in operating activities was $40,726 for the nine months ended September 30, 2019, compared to $61,357 used in operating activities during the nine months ended September 30, 2018. Our net loss in cash flow was due to a net loss of $61,551 and accounts payable of $6,575, and an increase in accounts receivable due to related party of $3000, shares issued for service for $1,250, and short-term loan of $10,000.

Net cash flow used in investing activities was $0 for the nine months ended September 30, 2019, and the nine months ended September 30, 2018.

Net cash provided by financing activities was $30,462 for the nine months ended September 30, 2019 and consisted of $(3,2400) due to related party, $30,000 from sale of common stock, and $3,702 in subscription receivables. Net cash provided by financing activities was $99,403 for the nine months ended September 30, 2018 and consisted of $10,000 due to a related party, $77,340 due to the sale of common stock, and $12,000 in subscription receivables.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2019 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the nine months ended September 30, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2019, the Company sold 20,000 shares of restricted common stock pursuant to Regulation S of the Securities Act of 1933, as amended.

In October 2019, the Company sold 80,000,000 shares of restricted Series A Preferred Stock of the Company pursuant to Regulation S of the Securities Act of 1933, as amended.

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

THENABLERS, INC.

Dated: November 7, 2019	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive Officer (principal executive officer)

Dated: November 7, 2019	By:	/s/ Theodoros Chouliaras
Theodoros Chouliaras
Chief Financial Officer (principal financial officer and principal accounting officer)