Form 10-K
period 2019-12-31
Elvictor Group, Inc.
filed 2020-04-03
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-225239

Elvictor Group, Inc.

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

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 31, 2020 was 21,064,100.

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business),, Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

PART I

Item 1. Business

Company Overview

Elvictor Group, Inc., f/k/a Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. The Company is an International Business Development Organization focused in the Design and Execution of New Market Strategies for its clients with the purpose of growing their brand and customer base. On December 13, 2019, the Company changes its name to “Elvictor Group, Inc.” in the state of Nevada and on February 27, 2020 FINRA approved the Corporate Action to change the name on OTC Markets, as well as change the trading symbol to “ELVG.”

We are currently a development stage company and to date we have recorded no revenue. Accordingly, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission ("SEC"). The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

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

Strategic Vision

Elvictor Group, Inc.’s vision is to become one of the most admired organizations in its sector, in the world, providing exceptional Customer Experience, Strategy Design and Implementation through Talent and Innovation. Its mission is to enable companies to expand their international coverage through a variety of services to be applied in each of the 3 stages of international expansion:

Development Stage	Execution Stage	Sustaining Stage
▪ Strategy Design	▪ Trade Agency	▪ Sales & Marketing
▪ Product Development	▪ Master Distributorship	▪ Human Resources
▪ Pricing	▪ Mergers & Acquisitions	▪ Project Financing

Targeting the Small/Medium Enterprises sector, Elvictor Group, Inc. can identify companies with Products, Technologies and Services that are exhibiting high growth potential and international applicability, with the purpose of developing and executing their international expansion strategies.

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

Elvictor Group Inc. has nominal revenues to date and has only limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding.

Elvictor Group Inc. has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. The Company, its directors, officers, affiliates, and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Industry Overview

“New markets entry” may represent unprecedented business potential for a company but the risk of disruptions might be high. Even companies with significant international coverage, struggle in maximizing their potential given the continuous changing market conditions (consumer behavior, local competition etc.). Moreover, companies that start evaluating expanding internationally, are faced with dealing with the unknown of different cultures, local market idiosyncrasies and, most importantly, significant cash flow requirements.

Furthermore, companies from emerging markets encounter additional challenges pertaining to entering new, more developed markets (added costs, proving credibility, transparency and sustainability, etc.). However, such companies may have great benefits in the long run given their low operating cost and superior offerings.

Providing outsourcing solutions for International Expansion has become an increasing requirement in the recent years as the cost of performing such expansion with internal resources of a company are very costly and quite inefficient.

Current Operations

Elvictor Group Inc. current operations are focused on the following 4 pillars:

1.	Building awareness on the scope and potential of Elvictor Group Inc. by engaging with people/companies with influences in various countries

2.	Development of the network of representative companies that will assist in the acquisition and execution of multi-country contracts

3.	Evaluation of existing contracts within the representatives’ network that have high revenue/profit potential and can be acquired at good terms by Elvictor Group Inc.

4.	New contract acquisition efforts from identified companies

5.	Expanding crew management services.

Our initial revenues were derived from that certain Consulting Services Agreement, dated May 7, 2018, between the Company and Thenablers Ltd., an entity controlled by our former CEO Panagiotis Lazaretos, whereby the Company will provide services related to the sales and marketing of “SILBERPFEIL” energy drinks in Cyprus and Greece. As a commission fee for the services, the Company will earn a commission equal to a minimum of one point two cents ($0.012) and a maximum of ten cents ($0.10) per can sold by Thenablers Ltd. in Cyprus and Greece. There was also a one-time fee of $3,000 for setting up the sales and marketing materials. Due to lack of funding to cover costs of staff and general working capital, we were not as successful as we had projected regarding SILBERPFEIL. However, we will continue to explore the opportunity as capital becomes available, either through raising additional funds, or through cashflows derived from other segments of our business. The contract remains with Thenablers, Ltd.

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

Under a previous agency agreement in Mexico, we had a nine-month period to identify Mexican distributors. If successful, the Company would have received a fee at closing and a percentage-based commission on the sales volume between the identified distributor and the SILBERFEIL, for as long as the relationship is in existence. This agreement is no longer in existence.

We currently have a contract with GBR GERMAN UG Constructions GmbH for the sales of prefabricated homes made from shipping containers, with exclusive rights for distribution in Zambia and India. We currently have no sales from this agreement. However, due to a slowdown in expansion plans, GBR GERMAN UG Constructions GmbH has been unable to provide sufficient inventory that would justify our continued operations with them.

On October 10, 2019, the Company consummated a transaction with the principals of Elvictor Group, a Cyprus based shipping crew management company to expand upon their relationships and contracts. Due to a lack of capital to purchase contracts from Elvictor directly, the Company’s management team determined that a hybrid joint venture arrangement would provide the most ideal relationship for all parties. The principals of Elvictor purchased 100% of our newly designated Series B Preferred Stock that upon meeting certain revenue thresholds, shall convert into 80,000,000 shares, adjusted per the scales described in the designation and were granted control of the Board of Directors. Management determined that if the Company’s assumption of crew management operations is successful, it would represent a much greater share of the Company’s revenues than are currently available, meriting the change in control. However, in the event that new management is not successful in creating significant value to shareholders and the Company, the founders of the Company have to ability to regain overall control of the Company. Panagiotis Lazaretos, Pangiotis Tolis, and Theofylaktos Petros Economou shall remain as executives of the Company, being the Chief International Development Officer, Chief Investor Relations Officer, and the Chief Financial Officer respectively. This will allow the Elvictor principals to manage operations of crew management contracts, while Panagiotis Lazaretos can focus on expansion and investment opportunities for both crew management operations and continue to explore other opportunities within Thenablers Network. Panagiotis Tolis will help manage reporting and compliance responsibilities of the Company. In addition, the Company’s Board is currently deliberating on chartering an advisory board, which will include members of our previous management team.

Building off of the experience of our Director and Chief International Development Officer, Panagiotis Lazaretos, our Network, and combining it with the proven track record of crew management and over 40 years of experience in the shipping world, we believe that we can expand on the success of the Elvictor business model while providing an added value to the overall business plan.

Network

Thenablers Inc. has developed a collaboration framework with local business development companies in key global markets to ensure sufficient coverage potential for its clients. Such companies will act as Elvictor Group Inc. representatives with the main objectives of (a) acquiring new client contracts on behalf of Elvictor Group, Inc and (b) executing, in their country, already secured contracts by Elvictor Group Inc. The network members act as sales representatives for the Company. The strength of Elvictor Group, Inc. is in our diversified and locally based network members. This provides a lower barrier of entry and allows us to manage our resources more efficiently with lower costs.

Americas	Europe	Asia	Oceania
▪ Belize ▪ Costa Rica ▪ El Salvador ▪ Guatemala ▪ Honduras ▪ Nicaragua ▪ Panama	▪ Bulgaria ▪ Cyprus ▪ Czech Rep ▪ Greece ▪ Romania ▪ Slovakia ▪ Turkey	▪ China ▪ Hong Kong ▪ Macau ▪ Taiwan	▪ Australia

Marketing Strategy

Elvictor Group Inc. have developed a solid 6-pillar marketing strategy to boost corporate awareness and increase revenues:

1.	Network Marketing

Having developed a significant network of collaborating companies (as above), we have to seize the opportunity of integrating such companies under one marketing strategy and thus multiply our reach potential

2.	Thought Leadership (content marketing)

Given the vast experience of the ELVICTOR GROUP Inc. shareholders and executives in International Business we plan to issue monthly web articles on success stories, best practices and lessons learned from different regions of the world that will position us as experts in our sector

3.	Referral Programs

Taking advantage of our network that covers 19 markets, we have the ability to use “word of mouth” and innovative incentive mechanisms to generate awareness for the ELVICTOR GROUP Inc. name, capabilities, and way-of-working

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

Utilizing online methodologies to attract customers has become a standard and cost-efficient process these days, and we plan to select a partner firm that will help us position efficiently and differentiate from competition our service offerings

Growth Strategy

Elvictor Group Inc.’s growth strategy is geared towards significantly (in the short term) and continuously (in the long term) increasing market share under a methodology that ensures sustainability, by:

1.	Keep increasing the network of collaborating companies

2.	Enhance infrastructure to manage and get the most out of the network of collaborating companies

3.	Utilize local know how to develop global solutions

4.	Build Mechanisms to attract and maintain talent

5.	Be socially responsible by engaging our clients and ourselves in selected charity programs

6.	Diversify in services offered and clients’ sectors targeted.

Competition

Two main tiers of competition exist in the Outsourcing of International Expansion business:

1.	Global Consulting firms

Leading companies like Boston Consulting Group, Bain Associates, etc., are linked with large multinational clients under multi-service agreement. As part of their service line they offer “International Expansion / New Market Entry Strategies” but they are not considered a threat to Elvictor Group, Inc. since our targeted client list refers to small/medium enterprises that cannot afford the high pricing schemes such consulting firms offer.

2.	Local Consulting Firms

In every market, there are several well perceived local firms that provide management consulting services at the market level. In the case that one of their clients requests assistance in entering new markets, such firms may take the task but hardly execute the “implementation phase” as they do not have the presence or required contacts in global markets. They do pose a threat though, as they are well positioned to get the business.

The following SWOT Analysis describes the competitive advantages Elvictor Group, Inc. has in entering the Outsourcing of International Expansion business over competition:

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

Talent Sources and Names of Principal Suppliers

Previously, the Company relied heavily on the expertise and experience of our founders for driving our business. However, with the addition of the crew management operations, a large segment of our operations will rely upon the experience and expertise of our new management team, which will be enhanced by the experience of our founders. As we are effectively a consultancy, we do not rely on suppliers for operations. However, we do require the skills and network of our Directors and Officers to grow the business, particularly in our early stages. We have established a collaboration network of eight independent consulting firms that will allow us to provide coverage potential to our clients and our own in house operations in 19 countries in four continents. We rely on the expertise and abilities of each network member in their own capacity.

Dependence on one or a few major Customers

Currently, we will be relying upon our crew management operations to provide cashflows to support itself, general and administrative costs, and expansion of other business segments.

Patents, Trademarks, Licenses, Agreements or Contracts

We don’t have current intellectual property.

Government Regulation

Elvictor Group, Inc. is not currently subject to direct federal, state, or local regulation other than the requirement to have a business license for the area in which we conduct business. However, depending on our customers and the products or services that they sell, we may become subject to additional government regulations in the future.

Employees and Consultants

Elvictor Group, Inc. currently has no employees except our management team. As our crew management operations expand, we will quickly require additional administrative and sales personnel.

Crew Management Services

With the onboarding of the Elvictor name brand and team, we look to grow our crew management division by providing new markets to the already established expertise of our management team in the market of international crew management. Our main scope will be focused on artificial intelligence application on our cloud systems in order to enhance our competitive innovative toolbox and increasing our service value and transparency of services for acquiring sophisticated clients and increasing our global competitive value advantage. Furthermore, we consider the possibility of risk averse expansion of the Company through carefully selected perpendicularly or horizontally integrated acquisitions, minority or majority stake holding, in shipping management and services companies. In addition, we may look to explore additional opportunities related to lending and investment directly to ship operators in order to build our assets and provide new solutions for ship operations. We seek to develop a self – sustained company by continuously increasing the revenues streams from growing clientele and from varying investments.

Current Operations

Currently, we are in the process of onboarding new clients and have yet to see revenues generated from these operations, as we want to ensure the most efficient corporate structure. Our focus is on improving recruitment models based on what we have determined to be short comings of current recruitment models. In addition, we believe the opportunity is ripe for change and innovation, as the industry currently faces a shortage of seafaring labor. These shortages along with deficiencies in recruiting metrics lead to accidents. Currently, 80% of maritime accidents can be attributed to some form of human error. We look to cease upon these deficiencies to improve crew management overall and minimize the operating expenses and risks of the ship managers. We strongly believe that the game changer will be not only to recruit seafarers and provide skillful crew, but also to provide operational efficiency, cost and risk minimization, transparency of services, and information intelligence.

Competition and Landscape

Most of the large competitors are ship managers that do not provide offering crew management services exclusively.

Shipping is largely ethnocentric in nature and cultural norms largely govern the nature of relationships between parties. Transparency of procedures and operations is a key purchasing criterion that principals adopt when choosing crew services. We believe that the Company’s digitalization philosophy goes to provide this this transparency in ways the industry currently doesn’t have.

There are numerous small size manning agencies situated only in their countries of domicile (Ukraine, Sri-Lanka, Philippines, etc.), trying to approach global ship managers by providing under below market fees. Ship managers exploit the opportunity of being serviced at a lower price. However, it has been shown that in the long run, these local manning agencies do not possess the know-how and the capacity to serve their clients due to the complicated recruitment logistics, and due to the high demands of the clients. This creates complications for the ship manager’s own crew department that should handle various manning agencies, while also managing varied jurisdictional requirements, differing application forms, and multi-lingual communications to coordinate and control the overall recruitment. This complexity often times results in non-compliance with large ship owners and shippers, Institute of Supply and Demand (ISM) non-compliance, and may result to vessel detentions and rising claims.

Elvictor’s competitors have recently lost part of their fleet under management since they are characterized by the lack of IT innovation (while using outdated software solutions from software companies that have boxed the crewing business into a software that cannot be integrated with external applications) and by the low pricing and discount offers they provide that has proven to have an immediate impact on their quality of services.

If we are to classify our competitors, they can be segmented in two broad categories:

a)       Simple manning / crew management companies which provide isolated services encompassing ship personnel without expanding to more complicated logistics that are complementary to the recruitment process. These companies fail consistently to provide qualitative crew and cope with the complexity of the crew recruitment logistics/operations, due their small size and limited resources/reach. It is a fact that they lack digital organization, cutting edge connectivity, logistical know-how. Many of these companies are short lived, and those that survive do so due to below the market fees structure to secure clientele and complement their revenues with unethical and non-transparent strategies.

b)       Organizations which are supported by private funds and/or financial institutions mandated to invest in vessel acquisitions in exchange for crew, technical and overall ship management. These organizations form the top tier of the global competitors, who in turn fail due to their size and over complicated internal structure, which borne convoluted lines of communication and conflicting internal politics all at the expense of operational efficiency. Many Ship Owners/Managers resort to services from these large organizations believing that they are one-stop-shop, but ultimately the trade-off is in personal service and again lack-of-transparency due to a black-box service structure.

Our Company’s competitive advantages are:

a)       Bespoke service structure tailor-made to the specific requirements of ship owners/managers making our IT infrastructure customized to the specific requirements as stipulated during our day-to-day collaboration.

b)       The Company’s intranets provide a transparent and interactive ecosystem, bringing all parties (Ship Owner/Manager, Seafarer, Manning Office, Crew Manager) together to perform accurate and timely operations that are dictated by the Ship Owner’s/ Managers ISM Policy and procedures. This is attained by morphing the Ship Owner’s/ Managers ISM Policy and procedures into Elvictor’s online systems.

As a starting point, we plan to build from existing relationships with the Elvictor team, which have been created over 45 years of experience in the industry, which will allow the company to establish itself with little pressure from the markets. As we begin to grow our operations and venture into new products and solutions, we anticipate competitive pressures to increase, particularly from established firms that find our solutions disruptive.

Government Regulation

As crew management service providers, we are not directly governed by governmental regulators. However, we must, at all times, remain diligent in keeping abreast of changes in labor regulations, maritime regulations, and other trade regulations that affect our customers. In addition, as we begin to roll out additional products and solutions, we may find certain aspects of our operations fall under regulatory regimes governing the specific products or the Company as a whole. For example, if we begin to explore providing financial products, we may fall under certain banking or securities regulations. If our assets base meets certain thresholds of investment, we may be subject to Investment Company Act regulatory requirements.

Employees and Consultants

Elvictor Group, Inc. currently has no employees except our management team. As our crew management operations expand, we will quickly require additional administrative and sales personnel. Theofylaktos Petros Oikonomou, our CFO, currently receives $2,000 per month, but there is no formal agreement at this time. Konstantinos Galanakis, our CEO, is currently accruing salary at $3,000 per month, to begin receiving regular payments beginning in June 2020. Mr. Galanakis does not currently have a formal employment agreement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dividend Policy

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. The Company’s Board of Directors currently plans to retain earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

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

On July 10, 2019, the Company issued 20,000 shares of common stock to Nikolaos Zavras for cash proceeds of $5,000.00 at $0.25 per share

On October 7, 2019 the Company issued 100,000 shares of common stock to Eilers Law Group, P.A. for services rendered of $25,000.00 at fair market value of $0.25 per share

Issuance of Preferred Stock

On October 7, 2019, Elvictor Group, Inc. entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for exactly 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. Per the terms of the Agreements, these shares may not be converted for one year after they are issued and shall automatically convert exactly 18 months after the issuance of each share into a number of shares of Common Stock to be determined based on the Company’s performance. The holders of Series A Preferred Stock shall be entitled to vote with the shares of the Company’s Common Stock on any vote in which holders of the Common Stock are entitled to vote and shall have voting rights equal to exactly one vote per share of Series A Preferred Stock. The stocks were issued to:

On October 7, 2019 the Company issued 24,000,000 shares of preferred stock to Aikaterini Galanaki for cash proceeds of $6,600.00 at 0.000375 per share

On October 7, 2019 the Company issued 28,000,000 shares of preferred stock to Konstantinos Galanakis for cash proceeds of $7,700.00 at 0.000375 per share

On October 7, 2019 the Company issued 27,800,000 shares of preferred stock to Stavros Galanakis for cash proceeds of $7,645.00 at 0.000375 per share

On October 7, 2019 the Company issued 200,000 shares of preferred stock to Theodoros Chouliaras for cash proceeds of $55.00 at 0.000375 per share

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2019 .

Item 6. Selected Financial Data.

As an emerging growth company, we are not required to furnish.

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

Organizational Overview

Elvictor Group, Inc. formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. The Company is an International Business Development organization focused in the development and execution of New Market Strategies for its clients by providing access to distributors and strategic partners for growing their brand and customer base. With the change to the Elvictor name came the addition of the brand and new team in crew management in the shipping industry. The company looks to grow their crew management division by providing new markets to the already established expertise of their management team in the market of international crew management.

On December 13, 2019, pursuant to the approval of a majority of the voting interests for Thenablers, Inc. (hereinafter the “Company”), the Company filed a Certificate of Amendment with the Secretary of State for Nevada to change its name from “Thenablers, Inc.” to “Elvictor Group, Inc.”, to better reflect new business interests and to further take steps to make application of a corporate action with FINRA to have the name change approved and to change the symbol of the Company to “ELVG” or such symbol that is available and approved by the officers of the Company.

Pursuant to the approval of that application to FINRA, and on February 27, 2020, the name of the Company was changed to Elvictor Group, Inc. on OTC Markets, and the symbol for trading was changed to “ELVG”.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had revenues for the year ended December 31, 2018 of $3,822 and $473 for the year ended December 31, 2019. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

For transactions in which we obtain certain services of employees, directors, and consultants in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the vesting period

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2019.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Subsequent Events

The Company has analyzed the transactions from December 31, 2019 to the date these financial statements were issued for subsequent event disclosure purposes.

Results of Operations for the Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

Results of Operations

For the years ended December 31, 2019 and 2018, we generated $473 and $3,822 in related party revenues, respectively. Our decrease in revenue is due to our inability to execute the SILBERPFEIL business plan that was operated through Thenablers, Ltd.

Operating Expenses

For the years ended December 31, 2019 and 2018, we incurred $105,216 and $88,986 in operating expenses, respectively. The increase in Operating Expenses is due primarily to an increase in professional fees, professional fees from a related party, salaries of officers, and an increase in general and administrative costs.

Net Loss

For the years ended December 31, 2019 and 2018, we incurred a net loss of $104,743 and $85,164, respectively, or $(0.01) and $(0.00), respectively, per common share. The increase in net loss is due primarily to an increase in total loss from operations.

Liquidity and Capital Resources

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock and convertible notes. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, and related party short-term loans.

We had working capital deficit during the year ended December 31, 2019 of $16,761 compared to $7,786 for the year ended December 31, 2018.

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

Net cash flow used in operating activities was $63,057 for the year ended December 31, 2019, compared to $71,264 used in operating activities during the year ended December 31, 2018. Our net loss in cash flow for the year ended December 31, 2019 was due to a net loss of $104,743, and an increase in accounts receivable due to related party of $3000, shares issued for service for $26,250, accrued payroll of $1,935, and short-term loan of $10,000.

 Cash Flows from Investing Activities

None

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our sale of common stock and proceeds from capital raise transactions.

Net cash provided by financing activities was $62,922 for the year ended December 31, 2019 and consisted of $(3,078) due to related party, $30,000 from sale of common stock, $30,000 from sale of preferred stock, and $6,000 in subscription receivables. Net cash provided by financing activities was $95,658 for the year ended December 31, 2018 and consisted of $12,318 due to a related party, $77,340 due to the sale of common stock, and $6,000 in subscription receivables.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-14 of this report.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2019 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position
Konstantinos Galanakis	41	Director/CEO
Christodoulos Tzoutzakis	48	Director/COO
Stavros Galanakis	69	Director
Panagiotis Lazaretos	48	Director, Chief International Development Officer
Panagiotis Tolis	48	Director, Chief Investor Relations Officer
Theofylaktos Petros Oikonomou	50	Chief Financial Officer

Stavros Galanakis – Chairman

Stavros Galanakis is the Founder and Chairman of Elvictor Group, which he founded in 1977. Mr. Galanakis has been a ship owner and ship manager for over 20 vessels, primarily bulk carriers and chemical tankers. He is widely recognized as a pioneer in the field of crewing, having set up the oldest crew services company in Greece, and leading the exploration of new markets when it comes to the supply of labor onboard. During his time with Elvictor Group, he has offered unparalleled solutions to the crewing needs of some of the most reputable ship owners in Greece and abroad, establishing himself as a highly respectable member in the global shipping value network. For such reasons, he was given the honor of the title of Consul General of the Republic of Maldives from 1995 through 2017. His main role as Chairman of Elvictor Group is to safeguard and maintain that all activities of the Group are deployed in purely sustainable, robustly professional, and strictly ethical norms in relation to client-driven activities, as well as ensuring the well-being and fair treatment of seafarers. Mr. Galanakis studied at the University of Athens and is married with three sons and currently resides in Athens, Greece.

Konstantinos Galanakis – Director, CEO

Konstantinos Galanakis is currently the Chief Executive Officer of Elvictor Group, a leading crew management and maritime training service provider. Following a thorough training in various universities and organizations with a dedicated focus and personal interest in mergers and acquisitions, he joined Elvictor Group in 2001. In his current capacity, he is responsible for controlling cross-national operations of Elvictor Group’s business units as well as orchestrating the smooth inter-functional coordination of the Group’s diverse value chain activities. He is widely recognized as one of the pioneers in the field of information technology applications in the field of shipping, and he is fully committed to promoting the agenda of quality and safety onboard ships while still maintaining an active interest in the field of mergers and acquisitions. Mr. Galanakis has a B.B.A, and M.B.A., and master’s degree in Shipping.

Christodoulos Tzoutzakis – Director, COO

Christodoulos Tzoutzakis is currently the Chief Operations Officer of Elvictor Group, a leading crew management and maritime training services provider. He joined Elvictor Group in 2002, and in his current role he focuses on digital transformation of the procedures of a company while refining procedures which try to lower human error and provide customer satisfaction. His involvement with a variety of projects has given him a wide knowledge base of the maritime industry which makes him very versatile when coming up with solutions on how to deal with the challenges found at the intersection of the maritime sector and the human resources sector. Mr. Tzoutzakis has a bachelor’s degree in Computer Science and a master’s degree in Information Management and Analytics. He is married with two children and currently resides in Athens, Greece.

Panagiotis Lazaretos – Director, Chief International Development Officer

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

Mr. Lazaretos holds a BS in Computer Science from State University of New York, New York and has attended MBA studies in I.T. at Pace University.

The Company believes that Mr. Lazeretos’ experience as a director of subsidiaries of SPAR Group Inc. (NASDAQ:SGRP) as well as his experience as a manager make Mr. Lazaretos qualified to serve as a Director.

Panagiotis Tolis – Director, Chief Investor Relations Officer.

Panagiotis Tolis brings to the Company over 25 years of banking, finance and business consulting experience. Beginning in 1992, Mr. Tolis worked for almost 12 years with Geniki Bank, S.A. in Athens providing portfolio advice for the bank’s clients. After leaving Geniki Bank, S.A. in 2004, Mr. Tolis joined Bank of Cyprus, PLC as Corporate Relationship Manager providing portfolio management for large companies. In 2007, Mr. Tolis took his talents to Alpha Bank, S.A. in Athens, again managing loan portfolios, while providing supervision to approximately 40 companies during his 2-year tenure. In 2008, Mr. Tolis broke out on his own, providing business and financial services until 2010, when he joined Expense Reductions Analysts, an international firm focused on cost management consulting services for corporate customers. In 2013, Mr. Tolis became a shareholder/partner to Verallis in Athens, again focusing on cost management where he still provides services on a part time basis. From 2012 to 2013, Mr. Tolis also serviced as a Director and Secretary of Prime Real Estates and Development, Inc., now known as Cosmos Holdings, Inc. an OTCQB listed company.

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

Mr. Tolis’ experiences serving as a member of a Board of Directors on a publicly traded company in the US, as well as his extensive understanding of US capital markets make Mr. Tolis a qualified candidate to serve as a Director of the Company. Furthermore, he has extensive experience and expertise in finance and business development as an executive in the banking sector and as a business consultant.

Theofylaktos Petros Oikonomou – Chief Financial Officer

Petros Economou brings over 20 years of corporate finance, business development and entrepreneurial experience to the Company. Mr Oikonomou began his career in the Greek banking industry in 1997. By 2001, Mr. Oikonomou was a Corporate Account Officer for the Bank of Cyprus, PLC, managing the bank’s portfolio of listed and non-listed companies. In 2005, Mr. Oikonomou joined Hewlett-Packard Hellas where he was a Senior Analyst in the ISE region. In 2007, Mr. Oikonomou broke out on his own providing business development, strategic and corporate management solutions for his business clients. After 3 years he joined Expense Reduction Analysts (currently Verallis), a firm focusing on cost management and procurement services for corporate customers where he was one of its cofounders in Greece.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

None of our offices have received compensation for the last two fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2019, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of February 2020, we had 21,044,100 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	# of Common Stock	# of Series A Preferred	Total Voting Rights(1)

Officers and Directors
Konstantinos Galanakis	0	28,000,000	27.71%
Christodoulos Tzoutzakis	0	0	0.00%
Panagiotis Lazaretos	6,851,000	0	6.78%
Pangiotis Tolis	6,100,000	0	6.04%
Theofylaktos Petros Oikonomou	3,000,000	0	2.97%
Stravos Galanakis (2)	0	51,800,000	51.26%
All Officers and Directors	15,951,000	79,800,000	94.76%

Other Beneficial Holders
Eleftherios Kontos	2,555,000	0	3.51%
Sotirios Foutsis	1,255,000	0	1.24%
Total Other	4,805,000	0	4.76%

Total Beneficial Owners	20,756,000	79,800,000	99.52%

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

(2) 24,000,000 shares are held by Mr. Galanakis’s wife.

We are not aware of any arrangements that could result in a change of control.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

On December 11, 2019 the Board of Directors for the Company voted to pay compensation to the Chief Financial Officer, Mr. Chouliaras, in the form of professional fees, the amount of $2,000 per month, retroactively from November 1, 2019 and paid bi-weekly. The total amount of $4540.00 has been paid as of December 31, 2019.

Familial Relationships

Konstantinos Galanakis, our Chief Executive Officer, is the son of Stavros Galanakis, the Chairman of the Board of Directors.

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

The  total fees charged by BFBorgers CPA, PC in 2019 and 2018 aggregated $16,500 and $13,500 , respectively, which includes fees for the 2019 and 2018 audited financial statements and review of the quarterly financial statements of for 2019 and 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

Exhibits

Exhibit Number	Description of Exhibit	Filed
3.1	Amended and Restated Articles of Incorporation filed November 03, 2017	Form S-1 May 25, 2018
3.2	Bylaws	Form S-1 May 25, 2018
3.3	Amendment After Issuance of Stock	Form POS AM February 27, 2020
10.1	Representative Agreement between Thenablers, Inc. and Thenablers LTD	Form S-1/A July 5, 2018
10.2	Representative Agreement between Thenablers, Inc. and ETESA s.r.o.	Form S-1/A July 5, 2018
10.3	Promissory Note between Thenablers, Inc. and Thenablers LTD	Form S-1/A July 5, 2018
13.1	Form 10-Q for Period Ending September 30, 2018	Form 10-Q March 14, 2019
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elvictor Group, Inc.

Date: April 3, 2020	By:	/s/ Konstantinos Galanakis
	Name:	Konstantinos Galanakis
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 3, 2020	By:	/s/ Theofylaktos Petros Oikonomou
	Name:	Theofylaktos Petros Oikonomou
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 3, 2020 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Konstantinos Galanakis	Director, Chief Executive Officer
Konstantinos Galanakis	(Principal Executive Officer)

/s/ Theofylaktos Petros Oikonomou	Chief Financial Officer
Theofylaktos Petros Oikonomou	(Principal Financial and Accounting Officer)

/s/ Christodoulos Tzoutzakis	Director, Chief Operations Officer
Christodoulos Tzoutzakis

/s/ Stavros Galanakis	Director
Stavros Galanakis

/s/ Panagiotis Tolis	Director, Chief Investor Relations Officer
Panagiotis Tolis

/s/ Panagiotis Lazaretos	Director, Chief International Relations Officer
Panagiotis Lazaretos

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Elvictor Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Elvictor Group, Inc. (Formerly Thenablers, Inc.) (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017.

Lakewood, CO

April 3, 2020

ELVICTOR GROUP, INC

BALANCE SHEET

AS OF DECEMBER 31, 2019, and DECEMBER 31, 2018

ASSETS	December 31, 2019 (Audited)	December 31, 2018 (Audited)
Current Assets
Cash	$24,359	24,494
Accounts Receivable Related Party	—	3,000
Loans Receivable Related Party	—	10,000
Total Current Assets	24,359	37,494

Total Assets	$24,359	37,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$5,500	5,000
Accrued Payroll	1,935	—
Due to related party	163	24,708
Total Liabilities	7,598	29,708

Stockholders’ Equity
Common stock, par value $0.0001; 200,000,000 common shares authorized; 20,781,700 and 20,556,700 common shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	$2,078	2,056
Preferred stock, par value $0.0001; 100,000,000 preferred shares authorized; 80,000,000 and zero preferred shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	8,000	—
Additional paid in capital	210,980	111,284
Accumulated deficit	(204,297)	(99,554)
Subscription receivable	—	(6,000)
Total Stockholders’ Equity	16,761	7,786

Total Liabilities and Stockholders’ Equity	$24,359	37,494

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP INC

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2019, AND DECEMBER 31, 2018

	For the Year Ended December 31, 2019 (Audited)	For the Year Ended December 31, 2018 (Audited)

Revenue - Related party	$473	$3,822
Operating expenses
Professional fees	68,000	40,500
Professional fees – Related Party	4,540	—
Salaries - Officers	1,935	—
Stock-based compensation expense	—	24,000
Other general and administrative costs	30,740	24,486

Total operating expenses	105,216	88,986

Loss from operations	(104,743)	(85,164)
Other Income and (Expenses)
Interest expenses	—	—
Total Other Income and (Expenses)	—	—

Net loss before income taxes	(104,743)	(85,164)

Income taxes	—	—
Net loss	$(104,743)	$(85,164)

Net Loss Per Common Stock
- basic and fully diluted	$(0.01)	$(0.00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	20,654,522	20,466,724

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2019, AND DECEMBER 31, 2018

	For the Year Ended December 31, 2019 (Audited)	For the Year Ended December 31, 2018 (Audited)
Cash Flows from Operating Activities
Net loss for the period	$(104,743)	(85,164)
Adjustments to reconcile net loss
to net cash used in operating activities
Changes in assets and liabilities
Accounts Receivable - Related Party	3,000	(3,000)
Short-term Loan	10,000	(10,000)
Accounts Payable	500	2,900
Accrued Payroll	1,935	—
Shares issued for services	26,250	24,000
Net cash used in operating activities	(63,057)	(71,264)
Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash (Used) or provided by:
Due to Related Party	(3,078)	12,318
Sale of common stock	30,000	77,340
Sale of preferred stock	30,000	—
Cash Received for Subscription Receivable	6,000	6,000
Net cash provided by financing activities	$62,922	95,658
Increase (Decrease) in Cash	(135)	24,394

Increase in Cash
Cash at beginning of period	$24,494	100
Cash at end of period	$24,359	24,494

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$—	—
Income taxes paid during the period	$—	—

Non-Cash Investing and Financing
Transactions
Forgiveness of debt by Directors	$21,468	—

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

STATEMENT OF SHAREHOLDER’S DEFICIT - AUDITED

FOR THE YEAR ENDED DECEMEBER 31, 2019

	Year Ended December 31, 2019
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
December 31, 2018	20,556,700	2,056			111,284	(99,554)	(6,000)	7,786
Common Shares issued for cash	120,000	12			29,988			30,000
Preferred Shares issued for cash			80,000,000	8,000	22,000			30,000
Common Shares issued for services	105,000	10			26,240			26,250
Subscription Receivable							6,000	6,000
Forgiveness of Debt by Directors					21,468			21,468
Net Loss for the Year Ended December 31, 2019						(104,743)		(104,743)
December 31, 2019	20,781,700	2,078	80,000,000	8,000	210,980	(204,297)	—	16,761

.

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Notes to the Financial Statements

For the Year Ended December 31, 2019

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc. formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. The Company is an International Business Development organization focused in the development and execution of New Market Strategies for its clients by providing access to distributors and strategic partners for growing their brand and customer base. With the change to the Elvictor name came the addition of the brand and new team in crew management in the shipping industry. The company looks to grow their crew management division by providing new markets to the already established expertise of their management team in the market of international crew management.

On December 13, 2019, pursuant to the approval of a majority of the voting interests for Thenablers, Inc. (hereinafter the “Company”), the Company filed a Certificate of Amendment with the Secretary of State for Nevada to change its name from “Thenablers, Inc.” to “Elvictor Group, Inc.”, to better reflect new business interests and to further take steps to make application of a corporate action with FINRA to have the name change approved and to change the symbol of the Company to “ELVG” or such symbol that is available and approved by the officers of the Company.

Pursuant to the approval of that application to FINRA, and on February 27, 2020, the name of the Company was changed to Elvictor Group, Inc. on OTC Markets, and the symbol for trading was changed to “ELVG”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, the financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended December 31, 2018 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at December 31, 2019 and statements of operations and cash flows for the year ended December 31, 2019 and 2018. The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of December 31, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended December 31, 2018, have not changed.

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

ELVICTOR GROUP, INC

Notes to the Financial Statements

For the Year Ended December 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ELVICTOR GROUP, INC

Notes to the Financial Statements

For the Year Ended December 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For transactions in which we obtain certain services of employees, directors, and consultants in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the vesting period.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2019

Recent Accounting Pronouncements

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

Subsequent Events

The Company has analyzed the transactions from December 31, 2019 to the date these financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had revenues for the year ended December 31, 2018 of $3,822 and $473 for the year ended December 31, 2019. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – DUE TO RELATED PARTY

During the period from November 3, 2017 to December 31, 2019, Mr. Panagiotis Lazaretos, the Company’s Director and Chief International Development Officer, Mr. Panagiotis Tolis, the Company’s Director and Chief Investment Relations Officer , Mr. Theofylaktos P. Oikonomou, the Company’s CFO and Director and Mr. Eleftherios Kontos, have periodically advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. The amounts due to related parties were forgiven by the respective related parties as of September 30, 2019, thereby resulting in an increase in Additional Paid in Capital. Currently, the balance in due to related party is $163 as of December 31, 2019.

ELVICTOR GROUP, INC

Notes to the Financial Statements

For the Year Ended December 31, 2019

NOTE 5 – LOAN RECEIVABLE

On May 7, 2018, Elvictor Group, Inc. made a loan to Thenablers Ltd. for $30,000. The loan bears no interest and its due date was June 30th, 2018. This transaction has been made in the context of a formal cooperation between the two companies according to a commission agreement signed on May 7, 2018. The scope of this agreement is that Elvictor Inc. will finance the purchase of a certain amount of inventory produced by an Austrian energy drink manufacturer as well as assist in the sales and marketing of such products in the region of Greece and Cyprus. Elvictor Group, Inc. will receive a pre-agreed upon commission on every product sold.

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

NOTE 6– ACCOUNTS RECEIVABLE

At the beginning of the year company had accounts receivable of $3,000 due from related party, Thenablers Ltd Cyprus, derived from the commission agreement signed on May 7, 2018 for sales and marketing assistance. The full amount has been paid and as of December 31, 2019 there are no further receivables.

NOTE 7– RELATED PARTY TRANSACTIONS

On December 11, 2019 the Board of Directors voted to pay compensation to the Chief Financial Officer, Mr. Thodoris Chouliaras, in the form of professional fees, the amount of $2,000 per month, retroactively from November 1, 2019 and paid bi-weekly. The total amount of $4540.00 has been paid as of December 31, 2019.

NOTE 8 – COMMON STOCK

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized.

ELVICTOR GROUP, INC

Notes to the Financial Statements

For the Year Ended December 31, 2019

NOTE 8– COMMON STOCK (CONTINUED)

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

ELVICTOR GROUP, INC

Notes to the Financial Statements

For the Year Ended December 31, 2019

NOTE 8– COMMON STOCK (CONTINUED)

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

ELVICTOR GROUP, INC

Notes to the Financial Statements

For the Year Ended December 31, 2019

NOTE 8– COMMON STOCK (CONTINUED)

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

On July 10, 2019, the Company issued 20,000 shares of common stock to Nikolaos Zavras for cash proceeds of $5,000.00 at $0.25 per share

On October 7, 2019 the Company issued 100,000 shares of common stock to Eilers Law Group, P.A. for services rendered of $25,000.00 at fair market value of $0.25 per share

Issuance of Preferred Stock

On October 7, 2019, Elvictor Group, Inc. entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for exactly 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. Per the terms of the Agreements, these shares may not be converted for one year after they are issued and shall automatically convert exactly 18 months after the issuance of each share into a number of shares of Common Stock

ELVICTOR GROUP, INC

Notes to the Financial Statements

For the Year Ended December 31, 2019

NOTE 8– COMMON STOCK (CONTINUED)

to be determined based on the Company’s performance. The holders of Series A Preferred Stock shall be entitled to vote with the shares of the Company’s Common Stock on any vote in which holders of the Common Stock are entitled to vote and shall have voting rights equal to exactly one vote per share of Series A Preferred Stock. The stocks were issued to:

On October 7, 2019 the Company issued 24,000,000 shares of preferred stock to Aikaterini Galanaki for cash proceeds of $6,600.00 at 0.000375 per share

On October 7, 2019 the Company issued 28,000,000 shares of preferred stock to Konstantinos Galanakis for cash proceeds of $7,700.00 at 0.000375 per share

On October 7, 2019 the Company issued 27,800,000 shares of preferred stock to Stavros Galanakis for cash proceeds of $7,645.00 at 0.000375 per share

On October 7, 2019 the Company issued 200,000 shares of preferred stock to Theodoros Chouliaras for cash proceeds of $55.00 at 0.000375 per share

NOTE 9 – CHANGES IN EQUITY

For the year beginning January 1, 2019 the company had a shareholders’ deficit balance of $7,786. With the sale of 120,000 shares of common stock for a value of $30,000, and the sale of 80,000,000 shares of preferred stock for a value of $30,000, the issue of 105,000 shares of common stock for service for a value of $26,250, the receipt of $6,000 in subscription receivables, the forgiveness of debt by Directors of $21,468 and the net loss of $104,743 for the year ended December 31, 2019 the ending balance in equity is $16,761 as of December 31, 2019.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 11 – INCOME TAXES

Due to the Company’s net loss position, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

ELVICTOR GROUP, INC

Notes to the Financial Statements

For the Year Ended December 31, 2019

NOTE 11– INCOME TAXES (CONTINUED)

The components of net deferred tax assets are as follows:

	December 31,	December 31,
	2019	2018

Net operating loss carry-forward	$204,297	$99,554
Less: valuation allowance	(204,297)	(99,554)
Net deferred tax asset	$—	$—

The Company had federal net operating loss carry forwards for tax purposes of approximately $99,554 at December 31, 2018, and approximately $204,297 at December 31, 2019, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 12 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2019 through _________2020, the date these financial statements were issued, and has determined that the following are material subsequent events to these financial statements.

In January 2020, the Company issued 238,200 shares of common stock to twelve various shareholders for cash proceeds of $119,100.00 at $0.50 per share.