Form 10-Q
period 2020-03-31
Elvictor Group, Inc.
filed 2020-05-15
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,235,100 as of May 14, 2020.

ELVICTOR GROUP, INC.

Financial Statements

of

ELVICTOR GROUP, INC.

(formerly Thenablers, Inc)

For the Three Months Ended March 31, 2020

ELVICTOR GROUP, INC

(formerly Thenablers, Inc.)

TABLE OF CONTENTS – FINANCIAL STATEMENTS

ELVICTOR GROUP, INC

Unaudited Balance Sheet

ASSETS	March 31, 2020	December 31, 2019
Current Assets
Cash	$123,237	24,359
Total Current Assets	123,237	24,359

Total Assets	$123,237	24,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$6,203	5,500
Accrued Payroll	10,935	1,935
Due to related party	2,288	163
Total Liabilities	19,426	7,598

Stockholders’ Equity
Common stock, par value $0.0001; 200,000,000 common shares authorized; 21,196,100 and 20,781,700 common shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	$2,120	2,078
Preferred stock, par value $0.0001; 100,000,000 preferred shares authorized; 80,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	$8,000	8,000
Additional paid in capital	$418,139	210,980
Accumulated deficit	(314,448)	(204,297)
Subscription receivable	(10,000)	—
Total Stockholders’ Equity	103,811	16,761

Total Liabilities and Stockholders’ Equity	$123,237	24,359

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Statement of Operations

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Revenue - Related party	$—	$473
Operating expenses
Professional fees	81,236	8,000
Professional fees – Related Party	5,460	—
Salaries - Officers	9,000	—
Other general and administrative costs	14,455	13,598

Total operating expenses	110,151	(21,125)

Loss from operations	(110,151)	21,598
Net loss	$(110,151)	$21,598

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	$(0.00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	21,057,342	20,109,815

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Statement of Cash Flows

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Cash Flows from Operating Activities
Net loss for the period	$(110,151)	(21,125)
Changes in assets and liabilities
Accounts Receivable - Related Party	—	(473)
Accounts Payable	702	2,000
Accrued Payroll	9,000	—
Net cash used in operating activities	(100,449)	(19,598)
Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash (Used) or provided by:
Due to Related Party	2,126	932
Sale of common stock	207,200	—
Cash Received for Subscription Receivable	(10,000)	6,000
Net cash provided by financing activities	$199,326	6,932
Increase (Decrease) in Cash	98,877	(12,666)

Increase in Cash
Cash at beginning of period	$24,360	24,494
Cash at end of period	$123,237	11,828

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Statement of Changes in Shareholder’s Equity

	Three Month Period Ended March 31, 2020
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, January 1, 2020	20,781,700	2,078	80,000,000	8,000	210,980	(204,297)	—	16,761
Shares issued for cash	414,400	41			207,159			207,200
Subscription Receivable							(10,000)	(10,000)
Net Loss for the Three Months Ended March 31, 2020						(110,151)		(110,151)
Balance, March 31, 2020	21,196,100	2,120	80,000,000	8,000	418,139	(314,448)	(10,000)	103,811

	Three Month Period Ended March 31, 2019
Balance, January 1, 2019	20,556,700	2,056	—	—	111,284	(99,554)	(6,000)	7,786
Subscription Receivable							6,000	6,000
Net Loss for the Three Months Ended March 31, 2019						(21,125)		(21,125)
Balance, March 31, 2019	20,556,700	2,056	—	—	111,284	(120,679	—	(7,339)

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, the financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended December 31, 2019 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at March 31, 2020 and statements of operations and cash flows for the three months ended March 31, 2020 and 2019. The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of March 31, 2020, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended December 31, 2019, have not changed.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”).  The Company has adopted a December 31 fiscal year end.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

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

Cash and Cash Equivalents

Company considers all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

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

Subsequent Events

The Company has analyzed the transactions from March 31, 2020 to the date these financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had no revenues for the three months ended March 31, 2020 but had revenues of $473 for the three months ended March 31, 2019. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – DUE TO RELATED PARTY

During the period from November 3, 2017 to December 31, 2019, Mr. Panagiotis Lazaretos, the Company’s Director and Chief International Development Officer, Mr. Panagiotis Tolis, the Company’s Director and Chief Investment Relations Officer , Mr. Theofylaktos P. Oikonomou, the Company’s CFO and Mr. Eleftherios Kontos, have periodically advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. The amounts due to related parties were forgiven by the respective related parties as of September 30, 2019, thereby resulting in an increase in Additional Paid in Capital. Currently, the balance in due to related party is $2,288 as of March 31, 2020.

During the quarter ended March 31, 2020, Mr. Konstantinos Galanakis, the company’s Director and Chief Executive Officer, Mr. Panagiotis Lazaretos, the Company’s Director and Chief International Development Officer, Mr. Panagiotis Tolis, the Company’s Director and Chief Investment Relations Officer and Mr. Theofylaktos P. Oikonomou, the Company’s CFO had advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses on behalf of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. As of March 31, 2020, the balance in due to related party is $2,288.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 5 – ACCOUNTS RECEIVABLE

During the past year the company had accounts receivable of $3,000 due from related party, Thenablers Ltd Cyprus, derived from the commission agreement signed on May 7, 2018 for sales and marketing assistance. The full amount has been paid and as of December 31, 2019 and there are no further receivables.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 11, 2019, the Board of Directors voted to pay compensation to the then Chief Financial Officer, Mr. Thodoris Chouliaras, in the form of professional fees, the amount of $2,000 per month, retroactively from November 1, 2019 and paid bi-weekly. Mr. Chouliaras resigned on January 18, 2020. The total amount of $6,010 has been paid to him as of March 31, 2020.

On January 21, 2020, Mr. Theofylaktos P. Oikonomou was elected as Chief Financial Officer and it was agreed to continue the compensation for the CFO in the amount of $2,000 per month beginning on February 1, 2020. The total amount of $4,000 has been paid to him as of March 31, 2020.

NOTE 6– ACCOUNTS RECEIVABLE

During the past year the company had accounts receivable of $3,000 due from related party, Thenablers Ltd Cyprus, derived from the commission agreement signed on May 7, 2018 for sales and marketing assistance. The full amount has been paid and as of December 31, 2019 and there are no further receivables.

NOTE 7 – COMMON STOCK

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. At March 31, 2020 and December 31, 2019 there were 21,196,100 and 20,781,700 common shares issued and outstanding respectively.

The Company issued 20,000,000 to its founders valued at $2000 ($0.0001 per share).

On January 15, 2018, the Company issued 10,000 shares of common stock to Prodromos Nikolaidis for cash proceeds of $2,000.00 at $0.20 per share.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 7 – COMMON STOCK (CONTINUED)

On January 15, 2018, the Company issued 10,000 shares of common stock to Stavros Nikolaidis for cash proceeds of $2,000.00 at $0.20 per share.

On January 17, 2018, the Company issued 25,000 shares of common stock to Anargyros Vasilakos for cash proceeds of $5,000.00 at $0.20 per share.

On January 18, 2018, the Company issued 10,000 shares of common stock to Alexandros Koukas for cash proceeds of $2,000.00 at $0.20 per share.

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

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

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

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 7 – COMMON STOCK (CONTINUED)

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

On July 10, 2019, the Company issued 20,000 shares of common stock to Nikolaos Zavras for cash proceeds of $5,000.00 at $0.25 per share

On October 7, 2019, the Company issued 100,000 shares of common stock to Eilers Law Group, P.A. for services rendered of $25,000.00 at fair market value of $0.25 per share

On January 9, 2020, the Company issued 60,000 shares of common stock to Georgios Tzevachiridis for cash proceeds of $30,000 at fair market value of $0.50 per share

On January 13, 2020, the Company issued 16,000 shares of common stock to Georgios Kaloritis for cash proceeds of $8,000 at fair market value of $0.50 per share

On January 14, 2020, the Company issued 4,000 shares of common stock to Georgios Maschonas for cash proceeds of $2,000 at fair market value of $0.50 per share

On January 16, 2020, the Company issued 4,200 shares of common stock to Grigorios Koutsoliakos for cash proceeds of $2,100 at fair market value of $0.50 per share

On January 16, 2020, the Company issued 5,000 shares of common stock to Georgios Galanakis for cash proceeds of $2,500 at fair market value of $0.50 per share

On January 16, 2020, the Company issued 5,000 shares of common stock to Alexandros Galanakis for cash proceeds of $2,500 at fair market value of $0.50 per share

On January 17, 2020, the Company issued 4,000 shares of common stock to Dimitrios Kalosakas for cash proceeds of $2,000 at fair market value of $0.50 per share

On January 17, 2020, the Company issued 6,000 shares of common stock to Alexandros Ntoutsoulis for cash proceeds of $3,000 at fair market value of $0.50 per share

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 7 – COMMON STOCK (CONTINUED)

On January 20, 2020, the Company issued 20,000 shares of common stock to Chkhaidze Soslan for cash proceeds of $10,000 at fair market value of $0.50 per share

On January 20, 2020, the Company issued 10,000 shares of common stock to Aikaterini Pagoni for cash proceeds of $5,000 at fair market value of $0.50 per share

On January 21, 2020, the Company issued 10,000 shares of common stock to Christos Soultatis for cash proceeds of $5,000 at fair market value of $0.50 per share

On January 21, 2020, the Company issued 10,000 shares of common stock to Vasileios Iliopoulos for cash proceeds of $5,000 at fair market value of $0.50 per share

On January 22, 2020, the Company issued 50,000 shares of common stock to Maria Petraki for cash proceeds of $25,000 at fair market value of $0.50 per share

On January 27, 2020, the Company issued 50,000 shares of common stock to Loukas Moschos for cash proceeds of $25,000 at fair market value of $0.50 per share

On January 27, 2020, the Company issued 4,000 shares of common stock to Foteini Chalamandari for cash proceeds of $2,000 at fair market value of $0.50 per share

On January 31, 2020, the Company issued 4,200 shares of common stock to Areti Magaliou for cash proceeds of $2,100 at fair market value of $0.50 per share

On February 3, 2020, the Company issued 50,000 shares of common stock to Georgios Siderakis for cash proceeds of $25,000 at fair market value of $ per share

On February 4, 2020, the Company issued 10,000 shares of common stock to Athanasios Malliaros for cash proceeds of $5,000 at fair market value of $0.50 per share

On February 5, 2020, the Company issued 10,000 shares of common stock to Branko Krznaric for cash proceeds of $5,000 at fair market value of $0.50 per share

On February 5, 2020, the Company issued 10,000 shares of common stock to Pantelis Dimitroglou for cash proceeds of $5,000 at fair market value of $0.50 per share

On February 10, 2020, the Company issued 10,000 shares of common stock to Konstantinos Papagalos for cash proceeds of $5,000 at fair market value of $0.50 per share

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 7 – COMMON STOCK (CONTINUED)

On February 24, 2020, the Company issued 20,000 shares of common stock to Antonios Bitounis for cash proceeds of $10,000 at fair market value of $0.50 per share

On March 17, 2020, the Company issued 6,000 shares of common stock to Nicoletta Ashiotou for cash proceeds of $3,000 at fair market value of $0.50 per share

On March 20, 2020, the Company issued 10,000 shares of common stock to Christakis Komodromos for cash proceeds of $5,000 at fair market value of $0.50 per share

On March 20, 2020, the Company issued 6,000 shares of common stock to Pavlina Kattiki Assiotou for cash proceeds of $3,000 at fair market value of $0.50 per share

On March 23, 2020, the Company issued 20,000 shares of common stock to Kleon Manakidis for cash proceeds of $10,000 at fair market value of $0.50 per share

At March 31, 2020 and December 31, 2019 there were 80,000,000 Preferred shares issued and outstanding.

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

On October 7, 2019, the Company issued 24,000,000 shares of preferred stock to Aikaterini Galanaki for cash proceeds of $6,600.00 at 0.000375 per share

On October 7, 2019, the Company issued 28,000,000 shares of preferred stock to Konstantinos Galanakis for cash proceeds of $7,700.00 at 0.000375 per share

On October 7, 2019, the Company issued 27,800,000 shares of preferred stock to Stavros Galanakis for cash proceeds of $7,645.00 at 0.000375 per share

On October 7, 2019, the Company issued 200,000 shares of preferred stock to Theodoros Chouliaras for cash proceeds of $55.00 at 0.000375 per share

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 8 – CHANGES IN EQUITY

For the year beginning January 1, 2020 the company had a shareholders’ deficit balance of $16,761. With the sale of 414,400 shares of common stock for a value of $207,200, the increase of $10,000 in subscription receivables, and the net loss of $110,151 for the three months ended March 31, 2020 the ending balance in equity is $103,811 as of March 31, 2020.

For the year beginning January 1, 2019 the company had a shareholder’s deficit balance of $7,786. With the receipt of $6,000 in subscription receivable and the net loss of $21,125 for the three months ended March 31, 2019 the ending balance in equity is $7,339 as of March 31, 2019.

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

The components of net deferred tax assets are as follows:

	March 31,	March 31,
	2020	2019

Net operating loss carry-forward	$314,448	$120,679
Less: valuation allowance	(314,448)	(120,679)
Net deferred tax asset	$—	$—

The Company had federal net operating loss carry forwards for tax purposes of approximately $120,679 at March 31, 2019 and approximately $314,448 at March 31, 2020, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 11 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2020 through May 14, 2020, the date these financial statements were issued, and has determined that the following are material subsequent events to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our Form S-1 filed with the Commission on May 5, 2018, amended and deemed effective on April 7, 2020.

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

Business Overview

Elvictor Group, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. The Company is an International Business Development Organization focused in the Design and Execution of New Market Strategies for its clients with the purpose of growing their brand and customer base.

We are currently a development stage company and to date we have recorded no revenue. Accordingly, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of the March 31, 2020, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission ("SEC"); we estimate such costs to be approximately $90,000.00 for 12 months following this Offering. The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

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

As of December 31, 2019, our auditors have issued a going concern opinion. We believe that we continue to be a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to this Offering.

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

Results of Operations

Revenues

For the three months ended March 31, 2020 and March 31, 2019, we generated $0 and $473 in related party revenues, respectively. Our decrease in revenue is due to our inability to execute the SILBERPFEIL business plan that was operated through Thenablers, Ltd.

Operating Expenses

For the three months ended March 31, 2020 and March 31, 2019, we incurred $110,151 and $21,125 in operating expenses, respectively, Although there was an increase in general and administrative costs, the increase in operating expenses is due primarily to an increase in professional fees.

Net Loss

For the three months ended March 31, 2020 and March 31, 2019, we incurred a net loss of $(110,151) and $(21,598), respectively, or $(0.00) per common share. The decrease in net loss is due primarily to a decrease in total loss from operations.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit during the three months ended March 31, 2020 of $103,811 compared to $16,761 for the year ended December 31, 2019.

Cash flows for the three months ended March 31, 2020.

Net cash flow used in operating activities was $(100,449) for the three months ended March 31, 2020, compared to $(19,598) used in operating activities during the three months ended March 31, 2019. Our net loss in cash flow was due to a net loss of $(110,151) and accounts payable of $702, and an increase in accrued payroll of $9,000.

Net cash flow used in investing activities was $0 for the three months ended March 31, 2020, and the three months ended March 31, 2019.

Net cash provided by financing activities was $199,326 for the three months ended March 31, 2020 and consisted of $2,126 due to related party, $207,200 from sale of common stock, and $(10,000) in subscription receivables. Net cash provided by financing activities was $6,932 for the three months ended March 31, 2019 and consisted of $932 due to a related party and $6,000 from the sale of common stock.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2020 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to Note 8 of the financial statements. All funds raised were used for working capital.

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

ELVICTOR GROUP, INC.

Dated: May 14, 2020	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive Officer (principal executive officer)

Dated: May 14, 2020	By:	/s/ Theofylaktos Petros Oikonomou
Theofylaktos Petros Oikonomou
Chief Financial Officer (principal financial officer and principal accounting officer)