Form 10-Q
period 2020-06-30
Elvictor Group, Inc.
filed 2020-08-13
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,235,100 as of August 11, 2020.

ELVICTOR GROUP, INC.

ITEM 1. Financial Statements

of

ELVICTOR GROUP, INC.

(formerly Thenablers, Inc)

For the Six Months Ended June 30, 2020

ELVICTOR GROUP, INC

TABLE OF CONTENTS – FINANCIAL STATEMENTS

Financial Statements

ELVICTOR GROUP, INC

Unaudited Balance Sheet

ASSETS	June 30, 2020	December 31, 2019
Current Assets
Cash	$39,615	24,359
Total Current Assets	39,615	24,359

Total Assets	$39,615	24,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$10,791	5,500
Accrued Payroll	19,935	1,935
Due to related party	1,448	163
Total Liabilities	32,174	7,598

Stockholders’ Equity
Common stock, par value $0.0001; 200,000,000 common shares authorized; 21,235,100 and 20,781,700 common shares issued and outstanding at June 30, 2020 and December 31, 2019 respectively	$2,124	2,078
Preferred stock, par value $0.0001; 100,000,000 preferred shares authorized; 80,000,000 preferred shares issued and outstanding at June 30, 2020 and December 31, 2019 respectively	$8,000	8,000
Additional paid in capital	$437,635	210,980
Accumulated deficit	(440,318)	(204,297)
Total Stockholders’ Equity	7,441	16,761

Total Liabilities and Stockholders’ Equity	$39,615	24,359

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Statement of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenue - Related party	$—	—	$—	473
Operating expenses
Professional fees	89,069	8,000	170,305	16,000
Professional fees – Related Party	6,000	—	11,460	—
Salaries - Officers	9,000	—	18,000	—
Other general and administrative costs	21,801	13,592	36,256	27,190

Total operating expenses	125,870	21,592	236,021	43,190

Loss from operations	(125,870)	(21,592)	(236,021)	(43,190)

Net loss	$(125,870)	(21,592)	$(236,021)	(43,190)

Net Loss Per Common Stock
- basic and fully diluted	$(0,00)	(0,00)	$(0,00)	(0,00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	20,588,282	20,603,788	21,117,512	20,580,374

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Statement of Cash Flows

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss for the period	$(236,021)	(42,717)
Changes in assets and liabilities
Accounts Receivable - Related Party	—	3,000
Short-term Loan	—	4,000
Accounts Payable	5,291	(2,670)
Accrued Payroll	18,000	—
Shares issued for services	12,500	1,250

Net cash used in operating activities	(200,230)	(37,137)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash (Used) or provided by:
Due to related party	1,285	2,364
Sale of common stock	214,200	25,000
Subscription Receivable	—	4,141
Net cash provided by financing activities	$215,485	31,505

Increase (Decrease) in Cash	15,255	(5,632)

Increase in Cash
Cash at beginning of period	24,360	24,494
Cash at end of period	$39,615	18,862

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Statement of the Changes in Shareholder's Equity

	Six Month Period Ended June 30, 2020
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance, January 1, 2020	20,781,700	2,078	80,000,000	8,000	210,980	(204,297)	—	16,761
Shares issued for cash	414,400	41			207,159			207,200
Subscription Receivable							(10,000)	(10,000)
Net Loss for the Three Months Ended March 31, 2020						(110,151)		(110,151)
Balance, March 31, 2020	21,196,100	2,120	80,000,000	8,000	418,139	(314,448)	(10,000)	103,811
Shares issued for cash	14,000	1			6,999			7,000
Shares issued for services	25,000	3			12,497			12,500
Subscription Receivable							10,000	10,000
Net Loss for the Six Months Ended June 30, 2020						(125,870)		(125,870)
Balance, June 30, 2020	21,235,100	2,124	80,000,000	8,000	437,635	(440,318)	—	7,441

	Six Month Period Ended June 30, 2019
Balance, January 1, 2019	20,556,700	2,056			111,284	(99,554)	(6,000)	7,786
Subscription Receivable							6,000	6,000
Net Loss for the Three Months Ended March 31, 2019						(21,125)		(21,125)
Balance, March 31, 2019	20,556,700	2,056	—	—	111,284	(120,679)	—	(7,339)
Shares issued for cash	100,000	10			24,990			25,000
Shares issued for services	5,000	0			1,250			1,250
Subscription Receivable							(1,859)	(1,859)
Net Loss for the Three Months Ended June 30, 2019						(21,592)		(21,592)
Balance, June 30, 2019	20,661,700	2,066	—	—	137,524	(142,271)	(1,859)	(4,540)

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc. formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and new team in crew management in the shipping industry. "Elvictor (est.1977) has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing & crew management. This decades-long spanning experience has been distilled into the listed company Elvictor Group, Inc. a Nevada corporation, the first crew management company historically to be listed on a stock market. Its professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. With the gradual transfer of existing business from the private entity to the public, Elvictor aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on the subject of digitalization, Elvictor's plans run parallel with the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Group on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. As Elvictor is set on a technologically oriented path, the Group is ideologically flexible and would be open to other avenues of international business for the successful and profitable diversification of its portfolio."

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, the financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended December 31, 2019 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2020 and statements of operations and cash flows for the six months ended June 30, 2020 and 2019. The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of June 30, 2020,the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended December 31, 2019, have not changed.

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

Fair Value of Financial Instruments]

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2020

Recent Accounting Pronouncements

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

Subsequent Events

The Company has analyzed the transactions from June 30, 2020 to the date these financial statements were issued for subsequent event disclosure purposes.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had no revenues for the six months ended June 30, 2020 but had revenues of $473 for the six months ended June 30, 2019. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – DUE TO RELATED PARTY

During the period from November 3, 2017 to December 31, 2019, Mr. Panagiotis Lazaretos, the then Company’s Director and Chief International Development Officer, Mr. Panagiotis Tolis, the Company’s Director and Chief Investment Relations Officer , Mr. Theofylaktos P. Oikonomou, the Company’s CFO and Mr. Eleftherios Kontos, have periodically advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. The amounts due to related parties were forgiven by the respective related parties as of September 30, 2019.

During the quarter ended June 30, 2020, Mr. Stavros Galanakis, the company’s president, Mr. Konstantinos Galanakis, the company’s Director and Chief Executive Officer, Mr. Panagiotis Tolis, the Company’s Director and Chief Investment Relations Officer and Mr. Theofylaktos P. Oikonomou, the Company’s CFO had advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses on behalf of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. As of June 30, 2020, the balance in due to related party is $1,448.

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

On January 21, 2020, Mr. Theofylaktos P. Oikonomou was elected as Chief Financial Officer and it was agreed to continue the compensation for the CFO in the amount of $2,000 per month beginning on February 1, 2020. The total amount of $9,000 has been paid to him as of June 30, 2020.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 7 – COMMON STOCK

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. At June 30, 2020 and December 31, 2019 there were 21,235,100 and 20,781,700 common shares issued and outstanding respectively.

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

On July 10, 2019, the Company issued 20,000 shares of common stock to Nikolaos Zavras for cash proceeds of $5,000.00 at $0.25 per share

On October 7, 2019, the Company issued 100,000 shares of common stock to Eilers Law Group, P.A. for services rendered of $25,000.00 at fair market value of $0.25 per share

On January 9, 2020, the Company issued 60,000 shares of common stock to Georgios Tzevachiridis for cash proceeds of $30,000 at fair market value of $0.50 per share

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 7 – COMMON STOCK (CONTINUED)

On January 13, 2020, the Company issued 16,000 shares of common stock to Georgios Kaloritis for cash proceeds of $8,000 at fair market value of $0.50 per share

On January 14, 2020, the Company issued 4,000 shares of common stock to Georgios Maschonas for cash proceeds of $2,000 at fair market value of $0.50 per share

On January 16, 2020, the Company issued 4,200 shares of common stock to Grigorios Koutsoliakos for cash proceeds of $2,100 at fair market value of $0.50 per share

On January 16, 2020, the Company issued 5,000 shares of common stock to Georgios Galanakis for cash proceeds of $2,500 at fair market value of $0.50 per share

On January 16, 2020, the Company issued 5,000 shares of common stock to Alexandros Galanakis for cash proceeds of $2,500 at fair market value of $0.50 per share

On January 17, 2020, the Company issued 4,000 shares of common stock to Dimitrios Kalosakas for cash proceeds of $2,000 at fair market value of $0.50 per share

On January 17, 2020, the Company issued 6,000 shares of common stock to Alexandros Ntoutsoulis for cash proceeds of $3,000 at fair market value of $0.50 per share

On January 20, 2020, the Company issued 20,000 shares of common stock to Chkhaidze Soslan for cash proceeds of $10,000 at fair market value of $0.50 per share

On January 20, 2020, the Company issued 10,000 shares of common stock to Aikaterini Pagoni for cash proceeds of $5,000 at fair market value of $0.50 per share

On January 21, 2020, the Company issued 10,000 shares of common stock to Christos Soultatis for cash proceeds of $5,000 at fair market value of $0.50 per share

On January 21, 2020, the Company issued 10,000 shares of common stock to Vasileios Iliopoulos for cash proceeds of $5,000 at fair market value of $0.50 per share

On January 22, 2020, the Company issued 50,000 shares of common stock to Maria Petraki for cash proceeds of $25,000 at fair market value of $0.50 per share

On January 27, 2020, the Company issued 50,000 shares of common stock to Loukas Moschos for cash proceeds of $25,000 at fair market value of $0.50 per share

On January 27, 2020, the Company issued 4,000 shares of common stock to Foteini Chalamandari for cash proceeds of $2,000 at fair market value of $0.50 per share

On January 31, 2020, the Company issued 4,200 shares of common stock to Areti Magaliou for cash proceeds of $2,100 at fair market value of $0.50 per share

On February 3, 2020, the Company issued 50,000 shares of common stock to Georgios Siderakis for cash proceeds of $25,000 at fair market value of $ per share

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 7 – COMMON STOCK (CONTINUED)

On February 4, 2020, the Company issued 10,000 shares of common stock to Athanasios Malliaros for cash proceeds of $5,000 at fair market value of $0.50 per share

On February 5, 2020, the Company issued 10,000 shares of common stock to Branko Krznaric for cash proceeds of $5,000 at fair market value of $0.50 per share

On February 5, 2020, the Company issued 10,000 shares of common stock to Pantelis Dimitroglou for cash proceeds of $5,000 at fair market value of $0.50 per share

On February 10, 2020, the Company issued 10,000 shares of common stock to Konstantinos Papagalos for cash proceeds of $5,000 at fair market value of $0.50 per share

On February 24, 2020, the Company issued 20,000 shares of common stock to Antonios Bitounis for cash proceeds of $10,000 at fair market value of $0.50 per share

On March 17, 2020, the Company issued 6,000 shares of common stock to Nicoletta Ashiotou for cash proceeds of $3,000 at fair market value of $0.50 per share

On March 20, 2020, the Company issued 10,000 shares of common stock to Christakis Komodromos for cash proceeds of $5,000 at fair market value of $0.50 per share

On March 20, 2020, the Company issued 6,000 shares of common stock to Pavlina Kattiki Assiotou for cash proceeds of $3,000 at fair market value of $0.50 per share

On March 23, 2020, the Company issued 20,000 shares of common stock to Kleon Manakidis for cash proceeds of $10,000 at fair market value of $0.50 per share

On April 1, 2020, the Company issued 14,000 shares of common stock to Anargyros Vasilakos for cash proceeds of $7,000 at fair market value of $0.50 per share

On April 28, 2020, the Company issued 25,000 shares of common stock to Eilers Law Group, P.A. for services rendered of $12,500 at fair market value of $0.50 per share

At June 30, 2020 and December 31, 2019 there were 80,000,000 Preferred shares issued and outstanding.

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

On October 7, 2019, the Company issued 200,000 shares of preferred stock to Theodoros Chouliaras for cash proceeds of $55.00 at 0.000375 per share

NOTE 8 – CHANGES IN EQUITY

For the year beginning January 1, 2020 the company had a shareholders’ deficit balance of $16,761. With the sale of 428,400 shares of common stock for a value of $214,200, with the issue of 25,000 shares of common stock for services for a value of $12,500, the receipt of $10,000 in subscription receivables, and the net loss of $236,021 for the six months ended June 30, 2020 the ending balance in equity is $7,441 as of June 30, 2020.

For the year beginning January 1, 2019 the company had a shareholders’ deficit balance of $7,786. With the sale of 100,000 shares of common stock for a value of $25,000, with the issue of 5,000 shares of common stock for services for a value of $1,250, the receipt of $6,000 in subscription receivables and the net loss of $42,717 for the six months ended June 30, 2019 the ending balance is a deficit of $4,540 as of June 30, 2019.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 10 – INCOME TAXES

Due to the Company’s net loss position, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	June 30,	June 30,
	2020	2019

Net operating loss carry-forward	$440,318	$142,271
Less: valuation allowance	(440,318)	(142,271)
Net deferred tax asset	$—	$—

The Company had federal net operating loss carry forwards for tax purposes of approximately $142,271 at June 30, 2019 and approximately $440,318 at June 30, 2020, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 11 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2020 through August 13, 2020, the date these financial statements were issued, and has determined that the following are material subsequent events to these financial statements.

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

Business Overview

Elvictor Group, Inc. formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. On December 13, 2019, pursuant to the approval of a majority of the voting interests, the Company filed a Certificate of Amendment with the Secretary of State for Nevada to change its name from “Thenablers, Inc.” to “Elvictor Group, Inc.”, and such name change was approved by FINRA on February 27, 2020. With the change to the Elvictor name came the addition of the brand and new team in crew management in the shipping industry, including ship management, technical management, crewing, and crew management.

We are currently a development stage company and to date we have recorded no revenue. Accordingly, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of June 30, 2020, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission ("SEC"); we estimate such costs to be approximately $90,000.00 for 12 months following this Offering. The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

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

As of June 30, 2020, our auditors have issued a going concern opinion. We believe that we continue to be a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to this Offering.

In order to meet business goals, we must a) execute our business line of crew management; and d) continue to focus on new business development in order to acquire new agreements.

At present, we only have enough cash on hand to maintain filing requirements with the SEC. If we do not build revenue or raise sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either the money that we raise from our Offering, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.We have no plans to undertake any product research and development during the next 12 months.

Results of Operations

Revenues

For the three months ended June 30, 2020 and June 30, 2019, we generated $0 and $0 in related party revenues, respectively. For the six months ended June 30, 2020 and June 30, 2019, we generated $0 and $473 in related party revenues, respectively. Our decrease in revenue is due to our inability to execute the SILBERPFEIL business plan that was operated through Thenablers, Ltd.

Operating Expenses

For the three months ended June 30, 2020 and June 30, 2019, we incurred $125,870 and $21,592 in operating expenses, respectively. For the six months ended June 30, 2020 and June 30, 2019, we incurred $236,021 and $43,190 in operating expenses, respectively. The increase in operating expenses, both for the three-month periods and the six-month periods is due primarily to professional fees, salaries, and other general and administrative costs.

Net Loss

For the three months ended June 30, 2020 and June 30, 2019, we incurred a net loss of $(125,870) and $(21,592), respectively, or $(0.00) per common share. For the six months ended June 30, 2020 and June 30, 2019, we incurred a net loss of $(236,021) and $(43,190), respectively, or $(0.00) per common share. The increase in net loss is due primarily to an increase in total loss from operations.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit during the three months ended June 30, 2020 of $7,441 compared to $16,761 for the year ended December 31, 2019.

Cash flows for the six months ended June 30, 2020.

Net cash flow used in operating activities was $(200,230) for the six months ended June 30, 2020, compared to $(37,137) used in operating activities during the six months ended June 30, 2019. Our net loss in cash flow was due to a net loss of $(236,021), accounts payable of $5,291, accrued payroll of $18,000, and shares issued for services of $12,500.

Net cash flow used in investing activities was $0 for the six months ended June 30, 2020, and the six months ended June 30, 2019.

Net cash provided by financing activities was $215,485 for the six months ended June 30, 2020 and consisted of $1,285 due to related party and $214,200 from sale of common stock. Net cash provided by financing activities was $31,505 for the six months ended June 30, 2019 and consisted of $2,364 due to a related party, $25,000 from the sale of common stock, and $4,141 from subscription(s) receivable.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2020 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended June 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELVICTOR GROUP, INC.

Dated: August 13, 2020	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive Officer (principal executive officer)

Dated: August 13, 2020	By:	/s/ Theofylaktos Petros Oikonomou
Theofylaktos Petros Oikonomou
Chief Financial Officer (principal financial officer and principal accounting officer)