Form 10-Q
period 2020-09-30
Elvictor Group, Inc.
filed 2020-11-23
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,235,100 as of November 20, 2020.

ELVICTOR GROUP, INC.

ITEM 1. Financial Statements

of

ELVICTOR GROUP, INC.

(formerly Thenablers, Inc)

For the Nine Months Ended September 30, 2020

ELVICTOR GROUP, INC

TABLE OF CONTENTS – FINANCIAL STATEMENTS

Financial Statements

ELVICTOR GROUP, INC

Unaudited Consolidated Balance Sheet

ASSETS	September 30, 2020	December, 31, 2019
Current Assets
Cash	$249,459	24,359
Accounts Receivable	22,079	—
Total Current Assets	271,538	24,359

Long-term Assets
ROU Asset – Related Party	85,913	—
Total Long-term Assets	85,913	—

Total Assets	$357,451	24,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$33,772	5,500
Other Payables	249,067	—
Lease Liability – Related Party	68,831
Accrued Payroll	28,935	1,935
Due to related party	20,538	163
Total Current Liabilities	401,142	7,598
Long-term Liabilities
Lease Liability – Related Party, net of current	17,082	—
Total Long-term Liabilities	17,082	—

Stockholders’ Equity
Common stock, par value $0.0001; 200,000,000 common shares authorized; 21,235,100 and 20,781,700 common shares issued and outstanding at September 30, 2020 and December 31, 2019 respectively	$2,124	2,078
Preferred stock, par value $0.001; 100,000,000 preferred shares authorized; 80,000,000 preferred shares issued and outstanding at September 30, 2020 and December 31, 2019 respectively	$8,000	8,000
Additional paid in capital	$437,635	210,980
Accumulated deficit	(508,532)	(204,297)
Subscription receivable	—	—
Total Stockholders’ Equity	(60,773)	16,761

Total Liabilities and Stockholders’ Equity	$357,451	24,359

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Consolidated Statement of Operations

	For the Three Months Ended		For the Three Months Ended
	Sept 30, 2020	Sept 30, 2019	Sept 30, 2020	Sept 30, 2019

Revenue, net	$15,119	—	$15,119	$—
Revenue - Related party	—	—	—	473
Total Revenue	15,119	—	15,119	473
Operating expenses
Professional fees	30,022	17,000	200,328	33,000
Professional fees - Related Party	21,000	—	32,460	—
Salaries - Officers	9,000	—	27,000	—
Rent -Related Party	16,005	—	16,005	—
Other general and administrative costs	7,306	1,834	43,561	29,024

Total operating expenses	83,333	18,834	319,354	62,024

Loss from operations	(68,214)	(18,834)	(304,235)	(61,551)

Net loss	$(68,214)	(18,834)	$(304,235)	$(61,551)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	21,468,453	20,679,743	21,140,206	20,639,825

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Consolidated Statement of Cash Flows

	For the Nine Months Ended
	Sept 30, 2020		Sept 30, 2019
Cash Flows from Operating Activities
Net loss for the period		$-304,235	-61,551
Changes in assets and liabilities
Accounts Receivable		-22,079	3,000
Short-term Loan		—	10,000
ROU Asset – Related Party		-85,913	—
Accounts Payable		28,272	6,575
Other Payables		249,067	—
Lease Liability – Related Party		85,913	—
Accrued Payroll		27,000	—
Shares issued for services		12,500	1,250

Net cash used in operating activities		-9,475	-40,726

Cash Flows from Investing Activities		—	—

Cash Flows from Financing Activities
Cash (Used) or provided by:
Due to related party		20,375	-3,240
Sale of common stock		214,200	30,000
Subscription Receivable		—	3,702
Net cash provided by financing activities		$234,575	30,462

Increase (Decrease) in Cash		225,100	-10,264

Increase in Cash	$
Cash at beginning of period		24,359	24,494
Cash at end of period		$249,459	14,230

Non-Cash Investing and Financing
Transactions
Forgiveness of debt by Directors		$—	21,468

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Consolidated Statement of Changes in Shareholder’s Equity

	Nine Month Period Ended September 30, 2020
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance, January 1, 2020	20,781,700	2,078	80,000,000	8,000	210,980	(204,297)	—	16,761
Shares issued for cash	414,400	41			207,159			207,200
Subscription Receivable							(10,000)	(10,000)
Net Loss for the Three Months Ended March 31, 2020						(110,151)		(110,151)
Balance, March 31, 2020	21,196,100	2,120	80,000,000	8,000	418,139	(314,448)	(10,000)	103,811
Shares issued for cash	14,000	1			6,999			7,000
Shares issued for services	25,000	3			12,497			12,500
Subscription Receivable							10,000	10,000
Net Loss for the Three Months Ended June 30, 2020						(125,870)		(125,870)
Balance, June 30, 2020	21,235,100	2,124	80,000,000	8,000	437,635	(440,318)	—	7,441
Shares issued for cash	—	—			—			—
Shares issued for services	—	—			—			—
Subscription Receivable							—	—
Net Loss for the Three Months Ended Sept 30, 2020						(68,214)		(68,214)
Balance, Sept 30, 2020	21,235,100	2,124	80,000,000	8,000	437,635	(508,532)	—	(60,773)

	Nine Month Period Ended September 30, 2019
Balance, January 1, 2019	20,556,700	2,056	—	—	111,284	(99,554)	(6,000)	7,786
Subscription Receivable							6,000	6,000
Net Loss for the Three Months Ended March 31, 2019						(21,125)		(21,125)
Balance, March 31, 2019	20,556,700	2,056	—	—	111,284	(120,679)	—	(7,339)
Shares issued for cash	100,000	10			24,990			25,000
Shares issued for services	5,000	0			1,250			1,250
Subscription Receivable							(1,859)	(1,859)
Net Loss for the Three Months Ended June 30, 2019						(21,592)		(21,592)
Balance, June 30, 2019	20,661,700	2,066	—	—	137,524	(142,271)	(1,859)	(4,540)
Shares issued for cash	20,000	2			4,998			5,000
Shares issued for services								—
Subscription Receivable							(439)	(439)
Forgiveness of Debt by Directors					21,468			21,468
Net Loss for the Three Months Ended Sept 30, 2019						(18,834)		(18,834)
Balance, Sept 30, 2019	20,681,700	2,068	—	—	163,990	(161,105)	(2,298)	2,655

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

As of July 10, 2020, the company founded a subsidiary in Vari, Greece to assist the management in facilitating the operations of the company.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, the financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended December 31, 2019 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at September 30, 2020 and statements of operations and cash flows for the nine months ended September 30, 2020 and 2019. The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of September 30, 2020, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended December 31, 2019, have not changed.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of September 30, 2020 and the results of the controlled subsidiary for the year then ended. Elvictor Group, Inc and its subsidiary together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable

For the quarter ended September 30, 2020 the company has begun operations of crew manning and training and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are written off based on individual credit evaluation and specific circumstances of the customer.

The company has not entered into related party transactions with companies owned or subject to significant influence by management, directors and principle shareholders

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

Fair Value of Financial Instruments

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

Most of the Company’s revenues are recognized primarily under long-term contracts, including those for which revenues are based on either a fixed price, or cost-plus-fee basis, and primarily as performance obligations are satisfied. Revenue from crew manning services where Elvictor acts as an agent is recognized as net revenue in the accounting period in which the services are rendered. For all fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2020

Recent Accounting Pronouncements

The Company has adopted the recently issued accounting pronouncements for FASB’s new standard on accounting for leases that came into effect as of January 1, 2019 for US public companies that enter into lease arrangements or sign contracts containing leases to support their business.

This standard has affected the financials in their presentation as the company recognizes right-of-use (“ROU”) assets and related lease liabilities on the balance sheet for all arrangements with terms longer than 12 months.

 Foreign Currency Translation

The Company considers the U.S. dollar to be its functional currency as it is the currency of the primary economic environment in which the Company operates. Accordingly, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are translated at the exchange rates in effect at the time of acquisition or issue. Revenues and expenses are translated at rates approximating the exchange rates in effect at the time of the transactions. All exchange gains and losses are included in operations.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

Subsequent Events

The Company has analyzed the transactions from September 30, 2020 to the date these financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had $15,119 in revenue for the nine months ended September 30, 2020 and revenues of $473 for the nine months ended September 30, 2019. The Company has begun is crew manning operations and currently has sufficient working capital but is continuing its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time.

Management anticipates that the Company will continue to seek additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. Even with the management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

During the quarter ended September 30, 2020, Mr. Stavros Galanakis, the company’s president, Mr. Konstantinos Galanakis, the company’s Director and Chief Executive Officer, Mr. Panagiotis Tolis, the Company’s Director and Chief Investment Relations Officer and Mr. Theofylaktos P. Oikonomou, the Company’s CFO had advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses on behalf of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement.

Additionally, the company formed a subsidiary in Vari, Greece and the Mrs. Aikaterini Galanakis, wife of Stavros Galanakis, is the owner of the building where the company leases its office and due to her is the rent as of September 30, 2020. Mr. Alexander Galanakis, the son of Stavros Galanakis, has advanced the subsidiary company funds for operations.

As of September 30, 2020, the balance in due to related party is $20,538.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 5 – ACCOUNTS RECEIVABLE

Trade receivables are amounts due from customers for goods sold or services performed in the ordinary course of business.

For the year ended December 31, 2019 the company had accounts receivable of $3,000 due from related party, Thenablers Ltd Cyprus, derived from the commission agreement signed on May 7, 2018 for sales and marketing assistance. The full amount has been paid and as of December 31, 2019.

As of September 30, 2020, the company has accounts receivable of $22,079.

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

On January 21, 2020, Mr. Theofylaktos P. Oikonomou was elected as Chief Financial Officer and it was agreed to continue the compensation for the CFO in the amount of $2,000 per month beginning on February 1, 2020. The total amount of $16,000 has been accrued or paid to him as of September 30, 2020.

As of the same board meeting of December 11, 2019 it was decided that the company would pay the Chief Operation Officer, Mr. Christodoulos Tzoutzakis and the Chief Investor Relations Officer, Mr. Panagiotis Tolis, compensation of $2000 per month for each starting on July 1, 2020. A total amount of $12,000 has been accrued in total for both.

NOTE 7 – LEASES

As of September 30, 2020, the company has entered into one rental lease agreement for its subsidiary in Vari, Greece. The term of the lease is from July 10, 2020 to December 31, 2020 with a fixed monthly rental payment.

Lease Operating Expense is as follows:

For the nine months ended September 30, 2020 $13,548

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. As of September 30, 2020, the discount rate was 2.95%.

The Operating Lease Liabilities are as follows:

Three Months Ended	For the Year Ended	Total Undiscounted	Less:	Total Operating
31-Dec-20	31-Dec-21	Payments	Interest	Lease Liabilities
$20,812	$77,973	$98,785	$12,872	$85,913

The ROU Asset is as follows:

Three Months Ended	For the Year Ended	Total Undiscounted	Less: Interest	Total Operating
31-Dec-20	31-Dec-21	Payments		Lease Liabilities
$20,812	$77,973	$98,785	$12,872	$85,913

NOTE 8 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the company to the shipping companies is that the company makes the bank transfers of the wages to the crew, on the customer[‘s behalf. The shipping companies transfer the funds to the company’s bank account and then the company makes each payment to indicated crew. In its capacity, the company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables for crew wages is $225,705 as of September 30, 2020.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 9 – COMMON STOCK

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. At September 30, 2020 and December 31, 2019 there were 21,235,100 and 20,781,700 common shares issued and outstanding respectively.

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

On October 7, 2019, the Company issued 200,000 shares of preferred stock to Theodoros Chouliaras for cash proceeds of $55.00 at 0.000375 per share

At September 30, 2020 and December 31, 2019 there 80,000,000 Preferred shares issued and outstanding.

NOTE 10 – CHANGES IN EQUITY

For the year beginning January 1, 2020 the company had a shareholders’ deficit balance of $16,761. With the sale of 428,400 shares of common stock for a value of $214,200, with the issue of 25,000 shares of common stock for services for a value of $12,500, the receipt of $10,000 in subscription receivables, and the net loss of $304,235 for the nine months ended September 30, 2020 the ending balance in equity is a deficit of $60,773 as of September 30, 2020.

For the year beginning January 1, 2019 the company had a shareholders’ deficit balance of $7,786. With the sale of 120,000 shares of common stock for a value of $30,000, with the issue of 5,000 shares of common stock for services for a value of $1,250, the receipt of $6,000 in subscription receivables and the net loss of $61,551 for the nine months ended September 30, 2019 the ending balance is $2,655 as of September 30, 2019.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch in Vari, Greece for the period commencing from July 10, 2020 through December 31, 2021 in the amount of $5,180 per month, the first month July was adjusted for the shortened period. The lessor is the wife of the company’s president, Mr. Stavros Galanakis.

The lease liability included in Current and Long-term liabilities on the accompanying Balance Sheet as of September 30, 2020.

NOTE 12 – INCOME TAXES

Due to the Company’s net loss position, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	September 30,	September 30,
	2020	2019

Net operating loss carry-forward	$508,532	$161,105
Less: valuation allowance	-508,532	-161,105
Net deferred tax asset	$—	$—

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

The Company had federal net operating loss carry forwards for tax purposes of approximately $161,105 at September 30, 2019 and approximately $508,532 at September 30, 2020, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 13 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2020 through November 20, 2020, the date these financial statements were issued, and has determined that the following are material subsequent events to these financial statements.

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

We are currently a development stage company with minimal revenues. Accordingly, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of September 30, 2020, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission ("SEC"); we estimate such costs to be approximately $90,000.00 for 12 months following this Offering. The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Plan of Operations

All statements contained in this quarterly report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the word "believe," "anticipate," "expect" and word of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance, and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

As of September 30, 2020, our auditors have issued a going concern opinion. We believe that we continue to be a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to maintain consistent operations. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to this Offering.

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

Beginning in September of 2020, the Company has shifted all efforts to our shipping crew management business. As a result, we were able to earn $37,473 for the three months ended September 30, 2020. We believe consistent growth in our shipping crew management operations is key to the success of our Company. In addition, we have begun efforts to develop our software as a service for shipping logistics (“Crew Management SaaS”). We anticipate launching our Crew Management SaaS in the first quarter of 2021.

Results of Operations

Revenues

For the three months ended September 30, 2020 and September 30, 2019, we generated $15,119 and $0 in revenues, respectively. For the nine months ended September 30, 2020 and September 30, 2019, we generated $15,119 in revenues and $473 in related party revenues, respectively. The increase in overall revenues is due to our launching of our shipping crew management services in September 2020.

Operating Expenses

For the three months ended September 30, 2020 and September 30, 2019, we incurred $83,333 and $18,834 in operating expenses, respectively. For the nine months ended September 30, 2020 and September 30, 2019, we incurred $319,354 and $62,024 in operating expenses, respectively. The increase in operating expenses, both for the three-month periods and the nine-month periods is due primarily to professional fees, salaries, rent, and other general and administrative costs.

Net Loss

Net cash flow used in operating activities was $(9,475) for the nine months ended September 30, 2020, compared to $(40,726) used in operating activities during the nine months ended September 30, 2019. Our net loss in cash flow was due to a net loss of $304,235, accounts receivable of $(22,079), ROU Assets – Related Party, of $(85,913), accounts payable of $28,274, trade accounts payable of $18,222, trade accounts payable – related party  of $5,183, other payables of $225,660, lease liability of $85,913, accrued payroll of $27,000, and shares issued for services of $12,500.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit during the three months ended September 30, 2020 of $60,773 compared to $(16,761) for the year ended December 31, 2019.

Cash flows for the nine months ended September 30, 2020.

Net cash flow used in operating activities was $(9,475) for the nine months ended September 30, 2020, compared to $(40,726) used in operating activities during the nine months ended September 30, 2019. Our net loss in cash flow was due to a net loss of $304,235, accounts receivable of $(22,079), ROU Assets – Related Party, of $(85,913), accounts payable of $28,272 – related party of $5,183, other payables of $249,067, lease liability of $85,913, accrued payroll of $27,000, and shares issued for services of $12,500.

Net cash flow used in investing activities was $0 for the nine months ended September 30, 2020, and the nine months ended September 30, 2019.

Net cash provided by financing activities was $234,575 for the nine months ended September 30, 2020 and consisted of $20,375 due to related party and $214,200 from sale of common stock. Net cash provided by financing activities was $30,462 for the nine months ended September 30, 2019 and consisted of $3,240 due to a related party, $30,000 from the sale of common stock, and $3,702 from subscription(s) receivable.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2020 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended September 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELVICTOR GROUP, INC.

Dated: November 23, 2020	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive Officer (principal executive officer)

Dated: November 23, 2020	By:	/s/ Theofylaktos Petros Oikonomou
Theofylaktos Petros Oikonomou
Chief Financial Officer (principal financial officer and principal accounting officer)