Form 10-K
period 2020-12-31
Elvictor Group, Inc.
filed 2021-04-19
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-225239

Elvictor Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-3296328
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Vasileos Konstantinou 7916672 Voulas Varis Vouliagmenis, Athens, Greece

(Address of principal executive offices)

Registrant’s telephone number, including area code: (646) 491-6601

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of April 15, 2021 was 31,089,757.

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

PART I

Item 1. Business

Company Overview

Elvictor Group, Inc., f/k/a Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. The Company is an International Business Development Organization focused on the Design and Execution of New Market Strategies for its clients with the purpose of growing their brand and customer base. On December 13, 2019, the Company changed its name to “Elvictor Group, Inc.” in the state of Nevada. On February 27, 2020 FINRA approved the Corporate Action to change the name on OTC Markets and change the trading symbol to “ELVG.”

We are currently a development stage company and to date we have recorded minimal revenue. We have significant doubt in, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our operations that is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, that is generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the United States of America Securities and Exchange Commission (“SEC”). The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances, if it becomes necessary. Up until this point time we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Crew Management Services

With the inclusion of the Elvictor brand and team, we look to grow our crew management services by providing unique information technology driven services to the international crew management marketplace. Our main scope of services will be focused on licensing, developing, and acquiring various technologies, platforms, and other unique artificial intelligence and data intelligence applications that will enhance our competitive and innovative toolbox. A toolbox of unique and proprietary services that should increase our differentiated services and values in enhancing our client’s requirements. Furthermore, we shall consider the possibility of risk averse expansions by the Company through carefully selected perpendicularly or horizontally integrated acquisitions and minority or majority stake holdings in other ship management and/or services related companies. We may also look to explore additional opportunities related to lending and investment directly to ship operators in order to build our assets and provide new solutions for ship operations. Ultimately, our goal is to develop a self-sustaining company by increasing our revenues streams from a growing clientele and from varying investments that is built around introducing new technologies that can disrupt and change how ship and crew management is currently sourced, managed, developed, and performed in the ship and crew management marketplace.

Current Operations

Currently, we are in the process of onboarding new clients and have yet to see material revenues generated from these operations, as we want to ensure that we have the most efficient corporate structure in place to support growth, governance, and infrastructure. Our focus is presently on improving our recruitment models based on what we have determined to be the short comings of current recruitment models, utilizing disruptive technologies. In addition, we believe the opportunity is ripe for change and innovation, as the industry currently faces a shortage of seafaring labor. These shortages along with deficiencies in recruiting metrics have led to accidents and other mishaps. Currently, 80% of maritime accidents can be attributed to some form of human error. We look to use these deficiencies to improve our crew management capture of new business by demonstrating how our technologies can minimize the operating expenses and risks of the ship managers. We strongly believe that the game changer will be to not only recruit seafarers and provide skillful crew, but also to provide operational efficiency, cost and risk minimization, transparency of services, and information intelligence.

Competition and Landscape

Most of our large competitors are ship managers that do not provide crew management services, exclusively.

Shipping is largely ethnocentric in nature and the cultural norms largely govern the nature of the relationships between parties. Transparency of procedures and operations is a key purchasing criterion that principals adopt when choosing crew services. We believe that the Company’s digitalization philosophy goes to provide this transparency in ways the industry currently doesn’t have.

There are numerous small size manning agencies situated only in their countries of domicile (Ukraine, Sri-Lanka, Philippines, etc.), trying to approach global ship managers by providing under below market fees. Ship managers exploit the opportunity of being serviced at a lower price. However, it has been shown that in the long run, these local manning agencies do not possess the know-how and the capacity to serve their clients due to the complicated recruitment logistics, and due to the high demands of the clients. This creates complications for the ship manager’s own crew department that should handle various manning agencies, while also managing varied jurisdictional requirements, differing application forms, and multi-lingual communications to coordinate and control the overall recruitment. This complexity often times results in non-compliance with large ship owners and shippers, Institute of Supply and Demand (ISM) non-compliance, and may result in vessel detentions and rising claims.

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

Logistics Software

The Company is currently negotiating with a related party for the exclusive license to certain information technology and artificial intelligence software designed to increase efficiencies in crew and ship management operations. Under the exclusive license, as proposed, the Company would have exclusive worldwide rights to implement instances of crew and management artificial intelligent engines. Shipping, generally, tends to lag in areas of advanced technology and software solutions compared to other sectors of the vertical, such as domestic/international carriers, last mile carriers, and other direct to consumer goods transport. By implementing state of the art artificial intelligence systems, we believe we can distinguish ourselves as a leading provider of crew and ship management services and other logistics concerns in the industry.

Employees and Consultants

As of December 31, 2021, we had 3 full time employees, not including our former Chief Executive Officer, our former Chief Investor Relations Officer, and our Chief Financial Officer. The CFO and the CIRO have both resigned. We currently, as of the date of this report, have 12 full time employees, not including our CEO.

Item 2. Properties

The Company’s principal business and corporate address is Vasileos Konstantinou 79,16672 Voulas Varis Vouliagmenis, Athens, Greece The space is being provided through a lease agreement with a monthly cost of €5,000.00.  We currently have no intention of finding another office space to rent during the development stage of the company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dividend Policy

On December 14, 2020, the Company issued a dividend of three shares for each one share of common stock held with certain founders waiving their rights to any dividend shares.

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

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. At December 31, 2020 and December 31, 2019 there were 26,384,673 and 20,781,700 common shares issued and outstanding respectively.

The Company issued 20,000,000 to its founders valued at $2000 ($0.0001 per share).

For the year ended 2018, the Company issued a total of 492,700 shares of common stock for cash proceeds of $98,540.00 at $0.20 per share.

For the year ended 2018, the Company issued a total of 64,000 shares of common stock for services rendered of $12,800.00 at fair market value of $0.20 per share.

For the year 2019, the Company issued a total of 120,000 shares of common stock for cash proceeds of $25,000.00 at $0.25 per share.

For the year 2019, the Company issued a total of 105,000 shares of common stock for services rendered of $26,250.00 at fair market value of $0.25 per share.

On January 9, 2020, the Company issued 60,000 shares of common stock to Georgios Tzevachiridis for cash proceeds of $30,000 at fair market value of $0.50 per share.

On January 13, 2020, the Company issued 16,000 shares of common stock to Georgios Kaloritis for cash proceeds of $8,000 at fair market value of $0.50 per share.

On January 14, 2020, the Company issued 4,000 shares of common stock to Georgios Maschonas for cash proceeds of $2,000 at fair market value of $0.50 per share.

On January 16, 2020, the Company issued 4,200 shares of common stock to Grigorios Koutsoliakos for cash proceeds of $2,100 at fair market value of $0.50 per share.

On January 16, 2020, the Company issued 5,000 shares of common stock to Georgios Galanakis for cash proceeds of $2,500 at fair market value of $0.50 per share.

On January 16, 2020, the Company issued 5,000 shares of common stock to Alexandros Galanakis for cash proceeds of $2,500 at fair market value of $0.50 per share.

On January 17, 2020, the Company issued 4,000 shares of common stock to Dimitrios Kalosakas for cash proceeds of $2,000 at fair market value of $0.50 per share.

On January 17, 2020, the Company issued 6,000 shares of common stock to Alexandros Ntoutsoulis for cash proceeds of $3,000 at fair market value of $0.50 per share.

On January 20, 2020, the Company issued 20,000 shares of common stock to Chkhaidze Soslan for cash proceeds of $10,000 at fair market value of $0.50 per share.

On January 20, 2020, the Company issued 10,000 shares of common stock to Aikaterini Pagoni for cash proceeds of $5,000 at fair market value of $0.50 per share.

On January 21, 2020, the Company issued 10,000 shares of common stock to Christos Soultatis for cash proceeds of $5,000 at fair market value of $0.50 per share.

On January 21, 2020, the Company issued 10,000 shares of common stock to Vasileios Iliopoulos for cash proceeds of $5,000 at fair market value of $0.50 per share.

On January 22, 2020, the Company issued 50,000 shares of common stock to Maria Petraki for cash proceeds of $25,000 at fair market value of $0.50 per share.

On January 27, 2020, the Company issued 50,000 shares of common stock to Loukas Moschos for cash proceeds of $25,000 at fair market value of $0.50 per share.

On January 27, 2020, the Company issued 4,000 shares of common stock to Foteini Chalamandari for cash proceeds of $2,000 at fair market value of $0.50 per share.

On January 31, 2020, the Company issued 4,200 shares of common stock to Areti Magaliou for cash proceeds of $2,100 at fair market value of $0.50 per share.

On February 3, 2020, the Company issued 50,000 shares of common stock to Georgios Siderakis for cash proceeds of $25,000 at fair market value of $ per share.

On February 4, 2020, the Company issued 10,000 shares of common stock to Athanasios Malliaros for cash proceeds of $5,000 at fair market value of $0.50 per share.

On February 5, 2020, the Company issued 10,000 shares of common stock to Branko Krznaric for cash proceeds of $5,000 at fair market value of $0.50 per share.

On February 5, 2020, the Company issued 10,000 shares of common stock to Pantelis Dimitroglou for cash proceeds of $5,000 at fair market value of $0.50 per share.

On February 10, 2020, the Company issued 10,000 shares of common stock to Konstantinos Papagalos for cash proceeds of $5,000 at fair market value of $0.50 per share.

On February 24, 2020, the Company issued 20,000 shares of common stock to Antonios Bitounis for cash proceeds of $10,000 at fair market value of $0.50 per share.

On March 17, 2020, the Company issued 6,000 shares of common stock to Nicoletta Ashiotou for cash proceeds of $3,000 at fair market value of $0.50 per share.

On March 20, 2020, the Company issued 10,000 shares of common stock to Christakis Komodromos for cash proceeds of $5,000 at fair market value of $0.50 per share.

On March 20, 2020, the Company issued 6,000 shares of common stock to Pavlina Kattiki Assiotou for cash proceeds of $3,000 at fair market value of $0.50 per share.

On March 23, 2020, the Company issued 20,000 shares of common stock to Kleon Manakidis for cash proceeds of $10,000 at fair market value of $0.50 per share.

On April 1, 2020, the Company issued 14,000 shares of common stock to Anargyros Vasilakos for cash proceeds of $7,000 at fair market value of $0.50 per share.

On April 28, 2020, the Company issued 25,000 shares of common stock to Eilers Law Group, P.A. for services rendered of $12,500 at fair market value of $0.50 per share.

On December 2, 2020, the Company issued 378,182 shares of common stock to Konstantinos Galanakis for services rendered of $41,600.00 at fair market value of $0.11 per share.

On December 2, 2020, the Company issued 109,091 shares of common stock to Christodoulos Tzoutzakis for services rendered of $12,000.00 at fair market value of $0.11 per share.

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

On October 7, 2019, the Company issued 24,000,000 shares of preferred stock to Aikaterini Galanakis for cash proceeds of $6,600.00 at 0.000375 per share.

On October 7, 2019, the Company issued 28,000,000 shares of preferred stock to Konstantinos Galanakis for cash proceeds of $7,700.00 at 0.000375 per share.

On October 7, 2019, the Company issued 27,800,000 shares of preferred stock to Stavros Galanakis for cash proceeds of $7,645.00 at 0.000375 per share.

On October 7, 2019, the Company issued 200,000 shares of preferred stock to Theodoros Chouliaras for cash proceeds of $55.00 at 0.000375 per share.

Issuance of Dividends

On December 14, 2020, the Company issued 4,662,300 shares of common stock as dividends to the shareholders on record excluding the founders of the Company who have agreed to wave their rights to this dividend. The authorized dividend was 3 shares of common capital stock for each one share of common stock held of the effective on record date of August 5, 2020 at the fair market value of $0.1250 per share.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2020.

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

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of Elvictor Group, Inc.

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

We are currently a development stage company with minimal revenues, though we had a significant increase in revenues in the third quarter. Accordingly, management has concluded that there is substantial doubt in our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of December 31, 2021, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission (“SEC”); we estimate such costs to be approximately $90,000.00 for 12 months following this Offering. The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had revenues for the year ended December 31, 2020 of $466,568 and $473 for the year ended December 31, 2019. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2020 and statements of operations and cash flows for the year ended December 31, 2020 and 2019.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of December 31, 2020 and the results of the controlled subsidiary for the year then ended. Elvictor Group, Inc and its subsidiary together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”).  The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

Cash and Cash Equivalents

Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts Receivable

For the year ended December 31, 2020 the company has operations of crew manning and training and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are written off based on individual credit evaluation and specific circumstances of the customer and there is no interest charged on past due accounts.

The company has not entered into related party transactions with companies owned or subject to significant influence by management, directors, and principle shareholders.

The company does not have an allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Beneficial Conversion Features

The company issued convertible bonds that resulted in a beneficial conversion feature. A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. The holder realizes a benefit to the extent of the price difference and the issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference represents an additional financing cost. See Note 8 for further discussion of the convertible notes and the embedded derivative liability.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606 upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue recognized from contracts with customers is disclosed separately from other sources of revenue. ASC 606 includes guidance on when revenue should be recognized on a Gross (Principal) or Net (Agent) basis. ASC 6060 includes guidance

Most of the Company’s revenues are recognized primarily under long-term contracts, including those for which revenues are based on either a fixed price, or cost-plus-fee basis, and primarily as performance obligations are satisfied. Revenue from crew manning services where Elvictor acts as a principle is recognized as gross revenue and when acting as an agent, revenue is recognized as net revenue in the accounting period in which the services are rendered. For all fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period. The accounting treatment for the reporting of revenues may vary materially between whether the revenue is reported on a Principal (Gross) or an Agent (Net) basis.

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

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2020.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Subsequent Events

On April 8, 2021, the Company issued 395,220,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to that certain Settlement and Release Agreement between the Company and the holders of the same.

Plan of Operations

All statements contained in this yearly report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the word “believe,” “anticipate,” “expect” and word of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance, and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Prospectus. Except for the historical information contained herein, the discussion in this Prospectus contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this Prospectus. The Company’s actual results could differ materially from those discussed here.

As of December 31, 2020, our auditors have issued a going concern opinion. We believe that we continue to be a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to maintain consistent operations. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to this Offering.

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

Beginning in September of 2020, the Company has shifted all efforts to our shipping crew management business. As a result, we were able to earn $466,568 for the year ended December 31, 2020. We believe consistent growth in our shipping crew management operations is key to the success of our Company. In addition, we have begun efforts to develop our software as a service for shipping logistics (“Crew Management SaaS”). We anticipate launching our Crew Management SaaS in the first quarter of 2021 through an exclusive license with a related party.

Results of Operations

Revenues

For the year ended December 31, 2020 and December 31, 2019, we generated $466,568 and $473 in revenues, respectively. The increase in overall revenues is due to our launching of our shipping crew management services in September 2020.

Operating Expenses

For the year ended December 31, 2020 and December 31, 2019, we incurred $457,875 and $105,216 in operating expenses, respectively. The increase in operating expenses, is due primarily to professional fees, salaries, rent, and other general and administrative costs.

Net Loss

For the year ended December 31, 2020 and December 31, 2019, we incurred a net loss of $449,057 and $104,743, respectively. The increase in net loss is due primarily to an increase in total loss from operations described above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit during the year ended December 31, 2020 of $128,071 compared to $(16,761) for the year ended December 31, 2019.

Cash flows for the year ended December 31, 2020.

Net cash flow used in operating activities was $302,116 for the year ended December 31, 2020, compared to $73,057 used in operating activities during the December 31, 2019. Our net loss in cash flow was due to a net loss of $449,057, accounts receivable of $(258,990),$(2,183) of value added tax, accounts payable of $6,488, trade accounts payable of $63,231, trade accounts payable – related party of $22,538, other payables of $156,306, income tax payable of $1,246, and accrued payroll of $(1,935).

Net cash flow used in investing activities was $0 for the years ended December 31, 2020 and December 31, 2019.

Net cash provided by financing activities was $621,560 for the year ended December 31, 2020 and consisted of $405,725 from sale of convertible notes payable, $1,635 due to a related party, due to related party and $214,200 from sale of common stock.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-2 through F-10 of this report.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2020 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows :

Name	Age	Position
Konstantinos Galanakis	42	Director/CEO
Stavros Galanakis	70	Director
Lampros Theodorou	74	Director
Georgios Xiradakis	57	Director
Theodoros Nikolopoulous	47	Director
Lampros Chachalis	74	Director

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

Konstantinos Galanakis – Director, CEO and CFO

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

Lampros Theodorou – Director

Lampros Theodorou has 38 years of experience in the banking sector He has held executive positions in various banks in Athens, Greece. From 1994 to 2013, Mr. Theodorou served as the Deputy General Manager and head of the Shipping Unit of EFG Eurobank S.A. Prior to this, Mr. Theodorou held the position of Vice-President and Piraeus Shipping Manager of the Shipping Department of The Chase Manhattan Bank N.A., while before, held various managerial positions in the corporate departments of the bank, in Frankfurt, London and Athens. From 2014, he is involved with Garnet & Associates Inc., whose purpose is consulting shipping companies on an array of matters. From 2015 to 2016 he served in the Board of Directors of Paragon Shipping Inc. (NASDAQ) as a non-executive director as well as a member in the Audit committee. From 2016 to 2020 he served as a non-executive Director in the Board of Directors of Navios Maritime Partners LLP (NASDAQ) and as a member of the Audit, Conflicts and Compensation committees. In 1971, Mr. Theodorou graduated from the University of Piraeus in Greece with a Bachelor in Business Administration, while in 1973 he was granted with a diploma in Management from the Graduate School of Commerce and Business Studies of Athens in Greece. In 1975, Mr. Theodorou was awarded a Master of Science in Business Operations from the University of Arkansas in the United States of America.

Lambros Chachalis – Director

Lampros Chachalis has 54 years of experience in the shipping sector. The period from 1966 to 1980 was that of his professional career at sea, starting as an apprentice engineer and rising all the way to chief engineer with the same shipping company, Orion & Global of the Goulandris Brothers, on board a number of their oil tankers. From 1980 to 1983, he served as superintended engineer with Troodos Shipping, in charge of VLCCs. From 1983 to 2016, he served in Bureau Veritas, Piraeus Branch, in a number of roles, getting gradually promoted through various managerial positions, examples being Marine Quality Manager, Piraeus Marine Manager for Greece, Malta, Cyprus & the Black Sea Region, Regional Marine Manager Delegate and Marine Department Manager for the aforementioned regions. He topped his career by becoming Regional Chief Executive for the Hellenic, Maltese, Cypriot and Black Sea Regions as well as the position of Vice President within the Marine and Offshore Division of Bureau Veritas. In December 2016, Mr. Chachalis moved to pension. In June 2017, he was elected Governor of the International Propeller Club of the United States in the port of Piraeus, and upon his selection, he was entrusted with the position of Chair of the Club’s Maritime Committee. He is a fellow of SNAME, the Society of Naval Architects and Marine Engineers. In addition to those, Mr Chachalis has received a number of awards by various Shipping and Other entities, like the Lloyds List Greek Shipping Award and the French Government Silver and Gold Medals. In 1966, he graduated from the Archimedes Marine Academy for Merchant Marine Engineers.

Georgios Xiradakis – Director

Georgios Xiradakis has more than 35 years of experience in the marine and maritime fields with specialisation in shipping finance and marine policy. The period from 1984 to 1989 was that of his professional career at sea, serving as a deck office onboard various types of dry cargo vessels. From 1991 to 1994 he served as Credit Officer for Banque Franco-Hellenique de Commerce Internationale et Maritime. When the aforementioned bank was acquired by Credit Lyonnais in 1994, he became an Account Manager, a position he held for a year before moving to the HQ in Paris, where he rose to Vice President of the bank’s Shipping Group, assuming responsibilities as the Head of European Shipping Finance until 1997. In 1997, he returned back to Greece as Deputy General Manager of Credit Lyonnais Greece and Head of Shipping for Greece, the Middle East and India. In 1999 he founded his own company, XRTC Business Consultants Ltd., which he runs to this day as Managing Director. His company has offered its services and represented a variety of International Banking and Shipping Institutions and Organizations, examples include Credit Lyonnais and Natixis. Immediately after the credit crisis of 2008, Mr. Xiradakis started involving himself and his company with the Chinese Ship Finance Market. His pioneering relationship with the China Development Bank led to the first international Chinese shipping loans to the Greek Market resulting in XRTC winning the Greek Shipping Financier of the Year by Lloyd’s List Greek Shipping Awards 2010. He serves as a Vice Presidency of the Greece-China Chamber and the Greece - China Friendship Association. Mr. Xiradakis is also the General Secretary of the Association of Banking and Financial Executives of Hellenic Shipping, the 3rd Vice President of the International Propeller Club of USA and Honorary President Emeritus of the International Propeller Club of Piraeus. He is also a member of the Marine Club of Piraeus and the Mediterranean Committee of the China Classification Society. He was a member of the Board of Directors of DryShips Inc. (NASDAQ: DRYS) from 2008 to 2015, Aries Maritime SA (NASDAQ: Aries) from 2008 to 2009 and Paragon Shipping Inc (NASDAQ: PRGN) from 2009 till 2020. In 1984, he graduated from the Nautical Marine Academy of Aspropyrgos, Athens, and received a Postgraduate Diploma in Commercial Operations of Shipping in 1990 from the City of London Polytechnic (currently London Metropolitan University) and an MSci in Maritime Studies in 1991 from the College of Cardiff, University of Wales.

Theodoros Nikolopoulos - Director

Theodoros Nikolopoulos has 20 years of experience in the finance sector, with 14 of those in managerial positions. From 2006 to 2011, he served as the Head of Finance, Operations and Treasury of AKTOR SA, a role which involved a number of important responsibilities including strategic direction setting for the Middle East and overseeing its financial and risk related activities, ensuring favorable business conditions. From 2011 to 2012, he worked in Frigoglass S.A.I.C. as a Group Commercial Manager, where he was effective in sourcing prospective clients establishing new banking facilities and refinancing existing loans, among others. From 2012 to 2017, Mr Nikolopoulos served as the Chief Financial Officer (CFO) for Vermantia, where increasing the gross profit, reducing the debt, developing and implementing an effective risk management policy, are a few examples of his achievements. In 2017, he joined SRH Marine SAIT as the Group’s CFO, rising in 2020 to the position of Managing Director (MD) of the Group. In 2005, Mr. Nikolopoulos was awarded a BA in Economics from the University of the West of England, Bristol, receiving the Keith Bones memorial prize and in 2006 an MSc in Finance from Imperial College Business School, London, receiving the ABN-AMRO Entrepreneurship Prize 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2020 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

None of our offices have received compensation for the last two fiscal years.

Item 12. Security  Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 15, 2021, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of April 15, 2021, we had 416,455,100 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	# of Common Stock	# of Series A Preferred	Total Voting Rights(1)
Officers and Directors
Konstantinos Galanakis	230,723,100	0	54.12%
Stavros Galanakis	164,496,211	0	38.59%
Christodoulos Tzoutzakis	0	0	0.00%
Lampros Theodorou	0	0	0.00%
Georgios Xiradakis	0	0	0.00%
Theodoros Nikolopoulous	0	0	0.00%
Lampros Theodorou	0	0	0.00%
All Officers and Directors	395,220,000	0	92.71%

Total Beneficial Owners	395,220,000	0	92.71%

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. We are not aware of any arrangements that could result in a change of control.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

The Company has ongoing relationships with vendors controlled management and their families. Specifically, Elvictor Odessa, Elvictor Crew Management Services, LTD, and Elvictor Crew Management Cypress.

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

The  total fees charged by BFBorgers CPA, PC in 2020 and 2019 aggregated $16,000 and $16,500, respectively, which includes fees for the 2020 and 2019 audited financial statements and review of the quarterly financial statements of for 2020 and 2019.

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

Elvictor Group, Inc.

Date: April 19, 2021	By:	/s/ Konstantinos Galanakis
	Name:	Konstantinos Galanakis
	Title:	Chief Executive Officer / Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 19, 2021 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Konstantinos Galanakis	Director, Chief Executive Officer
Konstantinos Galanakis	(Principal Executive Officer)

/s/ Lampros Chachalalis	Director
Lampros Chachalalis

/s/ Stavros Galanakis	Director
Stavros Galanakis

/s/ Geogios Xiradakis	Director
Geogios Xiradakis

/s/ Theodoros Nikolopoulos	Director
Theodoros Nikolopoulos

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Elvictor Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Elvictor Group, Inc. (Formerly Thenablers, Inc.) (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, CO

April 19, 2021

Financial Statements

of

ELVICTOR GROUP, INC.

(formerly Thenablers, Inc)

For the Year Ended December 31, 2020

ELVICTOR GROUP, INC

(formerly Thenablers, Inc.)

TABLE OF CONTENTS – FINANCIAL STATEMENTS

ELVICTOR GROUP, INC

Consolidated Balance Sheet

ASSETS	December 31, 2020 (Audited)	December 31, 2019 (Audited)
Current Assets
Cash	$343,804	$24,359
Accounts Receivable Related Party	258,990	—
Value added tax (VAT) Receivable	2,183	—
Total Current Assets	604,977	24,359

Long-Term Assets
ROU Asset – Related Party	70,214	—
Total Long-term Assets	70,214	—

Total Assets	$675,191	$24,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$11,988	$5,500
Trade Accounts Payable	63,231	—
Trade Accounts Payable – Related Party	22,538	—
Other Payables	156,308	—
Convertible Notes – net of discount	405,725	—
Lease Liability – Related Party	70,214	—
Income Tax Payable	1,246	—
Accrued Payroll	—	1,935
Due to related party	1,798	163
Total Current Liabilities	733,048	7,598

Stockholders’ Equity
Common stock, par value $0.0001; 200,000,000 common shares authorized; 26,384,673 and 20,781,700 common shares issued and outstanding at December 31, 2020 and December 31, 2019 respectively	$2,637	$2,078
Preferred stock, par value $0.0001; 100,000,000 preferred shares authorized; 80,000,000 preferred shares issued and outstanding at December 31, 2020 and December 31, 2019 respectively	8,000	8,000
Additional paid in capital	1,167,646	210,980
Accumulated deficit	(1,236,140)	(204,297)
Total Stockholders’ Equity	(57,857)	16,761

Total Liabilities and Stockholders’ Equity	$675,191	$24,359

 The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC
Consolidated Statement of Operations

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
	(Audited)	(Audited)
Gross Revenue	$386,984	$—
Net Revenue	79,584	—
Revenue – Related Party	—	473
Total Revenue	466,568	473
Less: COSS	116,911	—
COSS – Related Party	251,924	—
Gross Profit	97,733	473
Operating expenses
Professional fees	239,572	68,000
Professional fees – Related Party	49,760	4,540
Salaries - Officers	59,931	1,935
Rent – Related Party	34,670	—
Other general and administrative costs	73,942	30,740
Total operating expenses	457,875	105,216
Loss from operations	(360,142)	(104,743)
Other Income and (Expenses)
Interest expense	94,140	—
Other Income	6,465	—
Net profit/(loss) before income tax	$(447,817)	$(104,743)
Provision for income taxes (benefit)	1,240	—
Net profit/(loss)	$(449,057	$(104,743)
Net profit/(Loss) Per Common Stock
- basic and fully diluted	$(0.02	$(0.01)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	21,420,725	20,654,522

The accompanying notes are integral part of these financial statements.

ELVICTOR GROUP, INC

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash Flows from Operating Activities
Net loss for the period	$(449,057)	(104,743)
Adjustments to reconcile net loss to cash used in operating activities
Shares issued for services	66,100
Debt Discount - BFC	94,140
Changes in assets and liabilities
Accounts Receivable	(258,990)	3,000
Value added tax (VAT)	(2,183)	—
Accounts Payable	6,488	500
Trade Accounts Payable	63,231	—
Trade Accounts Payable - Related Party	22,538	—
Other Payables	156,306	—
Income Tax Payable	1,246	—
Accrued Payroll	(1,935)	1,935
Net cash used in operating activities	(302,116)	(73,057)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities
Cash (Used) or provided by:
Short-term Loan	—	10,000
Convertible Notes Payable	405,725	—
Due to related party	1,635	(3,078)
Sale of common stock	214,200	30,000
Sale of preferred stock	—	30,000
Subscription Receivable	—	6,000
Net cash provided by financing activities	$621,560	72,922
Increase (Decrease) in Cash	319,444	(135)
Increase in Cash	$
Cash at beginning of period	24,360	24,494
Cash at end of period	$343,804	24,359
Non-Cash Investing and Financing
Transactions
Right-of-use assets obtained in exchange for operating lease obligations	$70,214	—
Forgiveness of debt by Directors	—	21,468

The accompanying notes are integral part of these financial statements.

ELVICTOR GROUP, INC

Statement of the Changes in Shareholder’s Equity - Audited

	Year Ended December 31, 2020
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance, January 1, 2020	$20,781,700	2,078	80,000,000	8,000	210,980	(204,297)	—	16,761
Shares issued for cash	428,400	42			214,157			214,199
Shares issued for services	512,273	51			66,049			66,100
Shares issued for Dividend	4,662,300	466			582,320	(582,786)		0
Issuance of Convertible Bonds - BCF					94,140			94,140
Subscription Receivable								—
Net Loss for the Year Ended December 31, 2020						(449,057)		(449,057)
Balance, December 31, 2020	$26,384,673	2,637	80,000,000	8,000	1,167,646	(1,236,140)	—	(57,587)

	Year Ended December 31, 2019
Balance, January 1, 2019	$20,556,700	2,056	—	—	111,284	(99,554)	(6,000)	7,786
Common Shares issued for cash	120,000	12			29,988			30,000
Preferred Shares issued for cash			80,000,000	8,000	22,000			30,000
Common Shares issued for services	105,000	10			26,240			26,250
Subscription Receivable							6,000	6,000
Forgiveness of Debt by Directors					21,468			21,468
Net Loss for the Year Ended December 31, 2019						(104,743)		(104,743)
Balance, December 31, 2019	$20,781,700	2,078	80,000,000	8,000	210,980	(204,297)	—	16,761

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc. formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and new team in crew management in the shipping industry. “Elvictor (est.1977) has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing & crew management. This decades-long spanning experience has been distilled into the listed company Elvictor Group, Inc. a Nevada corporation, the first crew management company historically to be listed on a stock market. Its professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. With the gradual transfer of existing business from the private entity to the public, Elvictor aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on the subject of digitalization, Elvictor’s plans run parallel with the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Group on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. As Elvictor is set on a technologically oriented path, the Group is ideologically flexible and would be open to other avenues of international business for the successful and profitable diversification of its portfolio.”

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2020 and statements of operations and cash flows for the year ended December 31, 2020 and 2019.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements (Continued)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of December 31, 2020 and the results of the controlled subsidiary for the year then ended. Elvictor Group, Inc and its subsidiary together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”).  The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

Cash and Cash Equivalents

Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

For the year ended December 31, 2020 the company has operations of crew manning and training and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are written off based on individual credit evaluation and specific circumstances of the customer and there is no interest charged on past due accounts.

The company has not entered into related party transactions with companies owned or subject to significant influence by management, directors and principle shareholders.

The company does not have an allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements (Continued)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (Continued)

Beneficial Conversion Features

The company issued convertible bonds that resulted in a beneficial conversion feature. A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. The holder realizes a benefit to the extent of the price difference and the issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference represents an additional financing cost. See Note 8 for further discussion of the convertible notes and the embedded derivative liability.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606 upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue recognized from contracts with customers is disclosed separately from other sources of revenue. ASC 606 includes guidance on when revenue should be recognized on a Gross (Principal) or Net (Agent) basis. ASC 6060 includes guidance

Most of the Company’s revenues are recognized primarily under long-term contracts, including those for which revenues are based on either a fixed price, or cost-plus-fee basis, and primarily as performance obligations are satisfied. Revenue from crew manning services where Elvictor acts as a principle is recognized as gross revenue and when acting as an agent, revenue is recognized as net revenue in the accounting period in which the services are rendered. For all fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period. The accounting treatment for the reporting of revenues may vary materially between whether the revenue is reported on a Principal (Gross) or an Agent (Net) basis.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2020

Recent Accounting Pronouncements

The Company has adopted the recently issued accounting pronouncements for FASB’s new standard on accounting for leases that came into effect as of January 1, 2019 for US public companies that enter into lease arrangements or sign contracts containing leases to support their business.

Under ASC 842, all leases must be recognized on a company’s balance sheet. For operating leases, ASC 842 requires recognition of a right of use (ROU) asset and a corresponding lease liability upon lease commencement.

This standard has affected the financials in their presentation as the company recognizes right-of-use (“ROU”) assets and related lease liabilities on the balance sheet for all arrangements with terms longer than 12 months.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements (Continued)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (Continued)

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

Subsequent Events

The Company has analyzed the transactions from December 31, 2020 to the date these financial statements were issued for subsequent event disclosure purposes.

On April 8, 2021, the Company issued exactly 395,220,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, exactly 230,723,789 shares of restricted common stock were issued to Mr. Konstantinos Galanakis and 164,396 shares of restricted common stock were issued to Mr. Stavros Galanakis. The shAs a result, there are no shares of Series A Preferred Stock issued and outstanding.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had $466,568 in revenue for the year ended December 31, 2020 and revenues of $473 for the year ended December 31, 2020. The Company has begun is crew manning operations and currently has sufficient working capital but is continuing its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time.

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

NOTE 4 – DUE TO RELATED PARTY

During the period from November 3, 2017 to December 31, 2019, Mr. Panagiotis Lazaretos, the thenCompany’s Director and Chief International Development Officer, Mr. Panagiotis Tolis, the Company’s Director and Chief Investment Relations Officer , Mr. Theofylaktos P. Oikonomou, the Company’s CFO and Mr. Eleftherios Kontos, have periodically advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. The amounts due to related parties were forgiven by the respective related parties as of September 30, 2019.

During the year ended December 31, 2020, Mr. Stavros Galanakis, the company’s president, Mr. Konstantinos Galanakis, the company’s Director and Chief Executive Officer, Mr. Panagiotis Tolis, the Company’s Director and Chief Investment Relations Officer and Mr. Theofylaktos P. Oikonomou, the Company’s CFO had advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses on behalf of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements (Continued)

NOTE 4 – DUE TO RELATED PARTY (Coontinued)

Additionally, the company formed a subsidiary in Vari, Greece and the Mrs. Aikaterini Galanakis, wife of Stavros Galanakis, is the owner of the building where the company leases its office and due to her is the rent as of December 310, 2020. Mr. Alexander Galanakis, the son of Stavros Galanakis, has advanced he subsidiary company funds for operations.

As of December 31, 2020, the balance in due to related party is $1,798.

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

As of December 31, 2020, the company has trade accounts receivable of $258,990.

The company has a Value added tax (VAT) receivable in the amount of $2,183 as of December 31, 2020

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

On January 21, 2020, Mr. Theofylaktos P. Oikonomou was elected as Chief Financial Officer and it was agreed to continue the compensation for the CFO in the amount of $2,000 per month beginning on February 1, 2020. The total amount of $22,000 has been accrued or paid to him as of December 31, 2020.

As of the same board meeting of December 11, 2019 it was decided that the company would pay the Chief Operation Officer, Mr. Christodoulos Tzoutzakis and the Chief Investor Relations Officer, Mr. Panagiotis Tolis, compensation of $2000 per month for each starting on July 1, 2020. A total amount of $24,000 has been accrued in total for both.

The company has entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide consultancy services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. The A total amount of $240,145 has been accrued for the related party Elvictor Crew Management Services Ltd are as of December 31, 2020 as Cost of Services Sold.

NOTE 7 – LEASES

As of December 31, 2020, the company has entered into one rental lease agreement for its subsidiary in Vari, Greece. The term of the lease is from July 10, 2020 to December 31, 2020 with a fixed monthly rental payment.

Lease Operating Expense is as follows:

For the year ended December 31, 2020	$33,890

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements (Continued)

NOTE 7 – LEASES (Continued)

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. As of December 31, 2020, the discount rate was 2.95%.

The Operating Lease Liabilities are as follows:

Three Months Ended	For the Year Ended	Total Undiscounted		Total Operating
December 31, 2020	December 31, 2021	Payments	Less: Interest	Lease Liabilities
$15,699	$46,775	$62,474	$7,740	$70,214

The ROU Asset is as follows:

Three Months Ended	For the Year Ended	Total Undiscounted		Total Operating
December 31, 2020	December 31, 2021	Payments	Less: Interest	Lease Liabilities
$15,699	$46,775	$62,474	$7,740	$70,214

NOTE 8 – CONVERTIBLE NOTES PAYABLE

From October to December 2020, the Company entered into subordinated convertible notes with various investors, whereby the Company borrowed $405,725. The funds were all received in 2020 and had maturity dates three months from their respective issuance dates with no interest accruing throughout the term of the notes. The convertible notes were convertible at a fixed conversion price of $0.11 and the principal amount of the convertible notes was payable at the Company’s option in stock, by requiring the holders to convert their convertible notes into shares of the Company’s common stock, automatically at a) the end of the three months or b) the company issues certain dividends in the form of common stock to existing shareholders.

In February 2021, the carrying value of the convertible notes was converted into shares of common stock. The fair market value of the common stock issued to settle the fixed conversion price was greater for some investors and resulted in a beneficial conversion feature that the Company recorded as a discount on the convertible notes of $94,140 with a corresponding increase to additional paid in capital that was immediately amortized to interest expense.

NOTE 9 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the company to the shipping companies is that the company makes the bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the company’s bank account and then the company makes each payment to indicated crew. In its capacity, the company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables for crew wages is $104,251 as of December 31, 2020.

The balance in Other Payables also consist of $50,195 in Other Creditors and $1,862 in Payroll Tax Payable as of December 31, 2020.

NOTE 10 – COMMON STOCK

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. At December 31, 2020 and December 31, 2019 there were 26,384,673 and 20,781,700 common shares issued and outstanding respectively.

The Company issued 20,000,000 to its founders valued at $2000 ($0.0001 per share).

For the year ended 2018, the Company issued a total of 492,700 shares of common stock for cash proceeds of $98,540.00 at $0.20 per share.

For the year ended 2018, the Company issued a total of 64,000 shares of common stock for services rendered of $12,800.00 at fair market value of $0.20 per share.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements (Continued)

NOTE 10 – COMMON STOCK (Continued)

For the year 2019, the Company issued a total of 120,000 shares of common stock for cash proceeds of $25,000.00 at $0.25 per share.

For the year 2019, the Company issued a total of 105,000 shares of common stock for services rendered of $26,250.00 at fair market value of $0.25 per share.

On January 9, 2020, the Company issued 60,000 shares of common stock to Georgios Tzevachiridis for cash proceeds of $30,000 at fair market value of $0.50 per share.

On January 13, 2020, the Company issued 16,000 shares of common stock to Georgios Kaloritis for cash proceeds of $8,000 at fair market value of $0.50 per share.

On January 14, 2020, the Company issued 4,000 shares of common stock to Georgios Maschonas for cash proceeds of $2,000 at fair market value of $0.50 per share.

On January 16, 2020, the Company issued 4,200 shares of common stock to Grigorios Koutsoliakos for cash proceeds of $2,100 at fair market value of $0.50 per share.

On January 16, 2020, the Company issued 5,000 shares of common stock to Georgios Galanakis for cash proceeds of $2,500 at fair market value of $0.50 per share.

On January 16, 2020, the Company issued 5,000 shares of common stock to Alexandros Galanakis for cash proceeds of $2,500 at fair market value of $0.50 per share.

On January 17, 2020, the Company issued 4,000 shares of common stock to Dimitrios Kalosakas for cash proceeds of $2,000 at fair market value of $0.50 per share.

On January 17, 2020, the Company issued 6,000 shares of common stock to Alexandros Ntoutsoulis for cash proceeds of $3,000 at fair market value of $0.50 per share.

On January 20, 2020, the Company issued 20,000 shares of common stock to Chkhaidze Soslan for cash proceeds of $10,000 at fair market value of $0.50 per share.

On January 20, 2020, the Company issued 10,000 shares of common stock to Aikaterini Pagoni for cash proceeds of $5,000 at fair market value of $0.50 per share.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements (Continued)

NOTE 10 – COMMON STOCK (Continued)

On January 21, 2020, the Company issued 10,000 shares of common stock to Christos Soultatis for cash proceeds of $5,000 at fair market value of $0.50 per share.

On January 21, 2020, the Company issued 10,000 shares of common stock to Vasileios Iliopoulos for cash proceeds of $5,000 at fair market value of $0.50 per share.

On January 22, 2020, the Company issued 50,000 shares of common stock to Maria Petraki for cash proceeds of $25,000 at fair market value of $0.50 per share.

On January 27, 2020, the Company issued 50,000 shares of common stock to Loukas Moschos for cash proceeds of $25,000 at fair market value of $0.50 per share.

On January 27, 2020, the Company issued 4,000 shares of common stock to Foteini Chalamandari for cash proceeds of $2,000 at fair market value of $0.50 per share.

On January 31, 2020, the Company issued 4,200 shares of common stock to Areti Magaliou for cash proceeds of $2,100 at fair market value of $0.50 per share.

On February 3, 2020, the Company issued 50,000 shares of common stock to Georgios Siderakis for cash proceeds of $25,000 at fair market value of $ per share.

On February 4, 2020, the Company issued 10,000 shares of common stock to Athanasios Malliaros for cash proceeds of $5,000 at fair market value of $0.50 per share.

On February 5, 2020, the Company issued 10,000 shares of common stock to Branko Krznaric for cash proceeds of $5,000 at fair market value of $0.50 per share.

On February 5, 2020, the Company issued 10,000 shares of common stock to Pantelis Dimitroglou for cash proceeds of $5,000 at fair market value of $0.50 per share.

On February 10, 2020, the Company issued 10,000 shares of common stock to Konstantinos Papagalos for cash proceeds of $5,000 at fair market value of $0.50 per share.

On February 24, 2020, the Company issued 20,000 shares of common stock to Antonios Bitounis for cash proceeds of $10,000 at fair market value of $0.50 per share.

On March 17, 2020, the Company issued 6,000 shares of common stock to Nicoletta Ashiotou for cash proceeds of $3,000 at fair market value of $0.50 per share.

On March 20, 2020, the Company issued 10,000 shares of common stock to Christakis Komodromos for cash proceeds of $5,000 at fair market value of $0.50 per share.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements (Continued)

NOTE 10 – COMMON STOCK (Continued)

On March 20, 2020, the Company issued 6,000 shares of common stock to Pavlina Kattiki Assiotou for cash proceeds of $3,000 at fair market value of $0.50 per share.

On March 23, 2020, the Company issued 20,000 shares of common stock to Kleon Manakidis for cash proceeds of $10,000 at fair market value of $0.50 per share.

On April

1, 2020, the Company issued 14,000 shares of common stock to Anargyros Vasilakos for cash proceeds of $7,000 at fair market value of $0.50 per share.

On April 28, 2020, the Company issued 25,000 shares of common stock to Eilers Law Group, P.A. for services rendered of $12,500 at fair market value of $0.50 per share.

On December 2, 2020, the Company issued 378,182 shares of common stock to Konstantinos Galanakis for services rendered of $41,600.00 at fair market value of $0.11 per share.

On December 2, 2020, the Company issued 109,091 shares of common stock to Christodoulos Tzoutzakis for services rendered of $12,000.00 at fair market value of $0.11 per share.

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

On October 7, 2019 the Company issued 24,000,000 shares of preferred stock to Aikaterini Galanakis for cash proceeds of $6,600.00 at 0.000375 per share

On October 7, 2019 the Company issued 28,000,000 shares of preferred stock to Konstantinos Galanakis for cash proceeds of $7,700.00 at 0.000375 per share

On October 7,, 2019 the Company issued 27,800,000 shares of preferred stock to Stavros Galanakis for cash proceeds of $7,645.00 at 0.000375 per share

On October 7,, 2019 the Company issued 200,000 shares of preferred stock to Theodoros Chouliaras for cash proceeds of $55.00 at 0.000375 per share

Issuance of Dividends

On December 14, 2020, the Company issued 4,662,300 shares of common stock as dividends to the shareholders on record excluding the founders of the Company who have agreed to wave their rights to this dividend. The authorized dividend was 3 shares of common capital stock for each one share of common stock held of the effective on record date of August 5, 2020 at the fair market value of $0.1250 per share.

NOTE 11 – CHANGES IN EQUITY

For the year beginning January 1, 2020 the company had a shareholders’ deficit balance of $16,761. With the sale of 428,400 shares of common stock for a value of $214,200, with the issue of 512,000 shares of common stock for services for a value of $66,100, with the discount of the Beneficial Conversion Feature of $94,140, and the net loss of $449,057 for the year ended December 31, 2020 the ending balance in equity is a deficit of $57,857 as of December 31, 2020.

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

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements (Continued)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch in Vari, Greece for the period commencing from July 10, 2020 through December 31, 2021 in the amount of $5,180 per month, the first month July was adjusted for the shortened period. The lessor is the wife of the company’s president, Mr. Stavros Galanakis.

The lease liability is included in Current and Long-term liabilities on the accompanying Balance Sheet as of December 31, 2020.

NOTE 13 – INCOME TAXES

Due to the Company’s net loss position, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	Elvictor Group, Inc USA			Elvictor Group Hellas
	Deferred Tax			Income Tax Provision
	As of December 31, 2020			As of December 31, 2020
	December 31,	December 31,		December 31,	December 31,
	2020	2019		2020	2019

Net operating loss carry-forward	$-488,544	$204,297	Net Profit	$2,928	$—
Less: valuation allowance	488,544	-204,297	Income Tax at 24%	703	—
Net deferred tax asset	$—	$—	Income Tax Levy	317	—
			Net Income Tax	$1,019	$—

The Company had federal net operating loss carry forwards for tax purposes of approximately $204,297 at December 31, 2019, and approximately $488,544 at December 31, 2020, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

As for the Subsidiary company, that had a small net profit below is the calculation for the tax provision shown separately.

Elvictor Group Hellas
Income Tax Provision
As of December 31, 2020
	December 31,	December 31,
	2020	2019

Net Profit	$2,928	$—
Income Tax at 24%	703	—
Income Tax Levy	317	—
Net Income Tax	$1,018	$—

NOTE 14 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2020 through April 15, 2020, the date these financial statements were issued, and has determined that the following are material subsequent events to these financial statements.

On April 8, 2021, the Company issued exactly 395,220,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, exactly 230,723,789 shares of restricted common stock were issued to Mr. Konstantinos Galanakis and 164,396, 211 shares of restricted common were issued to Mr. Stavros Galanakis. As a result, there are no shares of Series A Preferred Stock issued and outstanding.