Form 10-Q
period 2021-03-31
Elvictor Group, Inc.
filed 2021-05-17
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-225239

ELVICTOR GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-3296328
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Vasileos Konstantinou 7916672 Voulas Varis
Vouliagmenis, Athens, Greece	N/A
(Address of principal executive offices)	(Zip Code)

(646) 491-6601
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,089,757 as of April 25, 2021.

ELVICTOR GROUP, INC.

Financial Statements

of

ELVICTOR GROUP, INC.

(formerly Thenablers, Inc)

For the Three Months Ended March 31, 2021

ELVICTOR GROUP, INC
(formerly Thenablers, Inc.)

TABLE OF CONTENTS – FINANCIAL STATEMENTS

Financial Statements

ELVICTOR GROUP, INC

Unaudited Consolidated Balance Sheet

ASSETS	March 31, 2021	December, 31, 2020
Current Assets
Cash	$407,445	343,804
Accounts Receivable	443,178	258,990
Other Receivables - Related Party	48,600	—
Value added tax (VAT) Receivable	2,183	2,183
Total Current Assets	901,406	604,977

Long-term Assets
ROU Asset - Related Party	54,693	70,214
Total Long-term Assets	54,693	70,214

Total Assets	$956,099	675,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$71,215	11,988
Trade Accounts Payable	129,343	63,231
Trade Accounts Payable - Related Party	36,606	22,538
Other Payables	174,751	156,308
Convertible Notes - net of discount	—	405,725
Lease Liability - Related Party	54,693	70,214
Income Tax Payable	3,079	1,246
Due to related party	1,798	1,798
Total Current Liabilities	471,485	733,048

Stockholders’ Equity
Common stock, par value $0.0001; 200,000,000 common shares authorized; 31,089,757 and 26,384,673 common shares issued and outstanding at March 31, 2021 and December 31, 2020 respectively	$3,109	2,637
Preferred stock, par value $0.0001; 100,000,000 preferred shares authorized; 80,000,000 preferred shares issued and outstanding at March 31, 2021 and December 31, 2020 respectively	$8,000	8,000
Additional paid in capital	$1,684,734	1,167,646
Accumulated deficit	(1,211,229)	(1,236,140)
Total Stockholders’ Equity	484,614	(57,857)

Total Liabilities and Stockholders’ Equity	$956,099	675,191

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Consolidated Statement of Operations

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Gross Revenue	$496,492	$—
Net Revenue	59,738	—
Total Revenue	556,230	—
Less: Cost of Revenue	118,337	—
Cost of Revenue - Related Party	175,278
Gross Profit	262,615	—
Operating expenses
Professional fees	95,569	81,236
Professional fees - Related Party	8,000	5,460
Salaries - Officers	93,024	9,000
Rent -Related Party	18,283	—
Other general and administrative costs	27,821	14,455

Total operating expenses	242,697	110,151

Gain/(Loss) from operations	19,918	(110,151)

Other Income	6,826	—

Net profit/(loss) before income tax	$26,744	$(110,151)

Provision for income taxes (benefit)	1,832	—

Net profit/(loss)	$24,912	$(110,151)

Net Profit/(Loss) Per Common Stock - basic and fully diluted	$0.00	$0.00
Weighted-average number of shares of common stock outstanding - basic and fully diluted	29,432,209	21,057,342

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Cash Flows from Operating Activities
Net profit (loss) for the period	$24,911	$(110,151)

Changes in assets and liabilities
Accounts Receivable	(184,187)	—
Other Receivables - Related Party	(48,600)	—
Accounts Payable	59,227	702
Trade Accounts Payable	66,112	—
Trade Accounts Payable - Related Party	14,068	—
Other Payables	18,445	—
Income Tax Payable	1,832	—
Accrued Payroll	—	9,000
Net cash used in operating activities	$(48,192)	$(100,449)

Cash Flows from Investing Activities	$—	$—

Cash Flows from Financing Activities
Cash (Used) or provided by:
Due to related party	—	2,126
Sale of common stock	111,833	207,200
Subscription Receivable	—	(10,000)
Net cash provided by financing activities	$111,833	$199,326

Increase (Decrease) in Cash	63,641	98,877

Increase in Cash
Cash at beginning of period	343,804	24,360
Cash at end of period	$407,445	$123,237

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	1,832	$—

Supplemental Non-Cash Investing and Financing Transactions
Common Stock issued to reduce convertible notes payable	$405,725	—
Right-of-use assets obtained in exchange for operating lease obligations	54,693	$—

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Statement of the Changes in Shareholder’s Equity

	Three Month Period Ended March 31, 2021
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance, January 1, 2021	$26,384,673	2,637	80,000,000	8,000	1,167,646	(1,236,140)	—	(57,857)
Shares issued for cash	1,016,665	102			111,731			111,833
Shares issued for Convertible Bonds	3,688,419	370			405,357			405,727
Net Profit for the Three Months Ended March 31, 2021						24,911		24,911
Balance, March 31, 2021	$31,089,757	3,109	80,000,000	8,000	1,684,734	(1,211,229)	—	484,614

	Three Month Period Ended March 31, 2020
Balance, January 1, 2020	$20,781,700	2,078	80,000,000	8,000	210,980	(204,297)	—	16,761
Shares issued for cash	414,400	41			207,159			207,200
Subscription Receivable							(10,000)	(10,000)
Net Loss for the Three Months Ended March 31, 2020						(110,151)		(110,151)
Balance, March 31, 2020	$21,196,100	2,120	80,000,000	8,000	418,139	(314,448)	(10,000)	103,811

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc. formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and new team in crew management in the shipping industry. “Elvictor (est. 1977) has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing & crew management. This decades-long spanning experience has been distilled into the listed company Elvictor Group, Inc. a Nevada corporation, the first crew management company historically to be listed on a stock market. Its professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. With the gradual transfer of existing business from the private entity to the public, Elvictor aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on the subject of digitalization, Elvictor’s plans run parallel with the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Group on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. As Elvictor is set on a technologically oriented path, the Group is ideologically flexible and would be open to other avenues of international business for the successful and profitable diversification of its portfolio.”

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2021 and statements of operations and cash flows for the three months ended March 31, 2021 and 2020.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of March 31, 2021 and the results of the controlled subsidiary for the three months then ended. Elvictor Group, Inc and its subsidiary together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the three months ended March 31, 2021 the company has operations of crew manning and training and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are written off based on individual credit evaluation and specific circumstances of the customer and there is no interest charged on past due accounts.

The company has not entered into related party transactions with companies owned or subject to significant influence by management, directors, and principle shareholders.

The company does not have an allowance for doubtful accounts.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES (CONTINUED)

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

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2021.

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

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is adopting this new accounting guidance which has resulted an interim tax payable for the foreign subsidiary.

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

Subsequent Events

The Company has analyzed the transactions from March 31, 2021 to the date these financial statements were issued for subsequent event disclosure purposes.

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

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had $0 in revenue for the three months ended March 31, 2020 and revenues of $556,230 for the three months ended March 31, 2021. The Company has begun its crew manning operations and currently has sufficient working capital but is continuing its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time.

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

NOTE 4 – DUE TO RELATED PARTY

During the period from November 3, 2017 to December 31, 2019, Mr. Panagiotis Lazaretos, the then Company’s Director and Chief International Development Officer, Mr. Panagiotis Tolis, the Company’s Director and Chief Investment Relations Officer, Mr. Theofylaktos P. Oikonomou, the Company’s CFO and Mr. Eleftherios Kontos, have periodically advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses of the Company. The obligations bear no interest, have no fixed term, and are not evidenced by any written agreement. The amounts due to related parties were forgiven by the respective related parties as of September 30, 2019.

During the three months ended March 31, 2021, Mr. Stavros Galanakis, the company’s president, Mr. Konstantinos Galanakis, the company’s Director and Chief Executive Officer, Mr. Panagiotis Tolis, the Company’s Director and Chief Investment Relations Officer and Mr. Theofylaktos P. Oikonomou, the Company’s CFO had advanced the Company funds as unsecured obligations. The funds were used to pay travel and operating expenses on behalf of the Company. The obligations bear no interest, have no fixed term, and are not evidenced by any written agreement.

Additionally, the company formed a subsidiary in Vari, Greece and the Mrs. Aikaterini Galanakis, wife of Stavros Galanakis, is the owner of the building where the company leases its office and due to her is the rent as of March 31, 2021. Mr. Alexander Galanakis, the son of Stavros Galanakis, has advanced he subsidiary company funds for operations.

As of March 31, 2021, the balance in due to related party is $1,798.

NOTE 5 – ACCOUNTS RECEIVABLE

Trade receivables are amounts due from customers for goods sold or services performed in the ordinary course of business.

As of March 31, 2021, the company has trade accounts receivable of $443,178.

The company has a Value added tax (VAT) receivable in the amount of $2,183 as of March 31, 2021

The company also had Other Receivables – Related Party of $48,600.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 6 – OTHER RECEIVABLES

As of February 1, 2021 the company has other receivables from Elvictor Crew Management Ltd Cyprus, related party. These other receivables originate from the new customer Salmar Shipping Ltd that had prepaid amounts to Elvictor Crew Management Ltd Cyprus for their shipping contracts which were terminated as of January 31, 2021. The customer Salmar shipping Ltd then signed new contracts with the company on February 1, 2021.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 11, 2019, the Board of Directors voted to pay compensation to the then Chief Financial Officer, Mr. Thodoris Chouliaras, in the form of professional fees, the amount of $2,000 per month, retroactively from November 1, 2019 and paid bi-weekly. Mr. Chouliaras resigned on January 18, 2020. The total amount of $6,010 has been paid to him as of March 31, 2020.

On January 21, 2020, Mr. Theofylaktos P. Oikonomou was elected as Chief Financial Officer and it was agreed to continue the compensation for the CFO in the amount of $2,000 per month beginning on February 1, 2020. The total amount of $22,000 has been accrued or paid to him as of March 31, 2021.

As of the same board meeting of December 11, 2019 it was decided that the company would pay the Chief Operation Officer, Mr. Christodoulos Tzoutzakis and the Chief Investor Relations Officer, Mr. Panagiotis Tolis, compensation of $2000 per month for each starting on July 1, 2020. A total amount of $24,000 has been accrued in total for both and paid as of March 31, 2021.

The company has entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide consultancy services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. The A total amount of $169,558 has been accrued for the related party Elvictor Crew Management Services Ltd are as of March 31, 2021 as Cost of Services Sold.

NOTE 8 – LEASES

As of March 31, 2021, the company has entered into one rental lease agreement for its subsidiary in Vari, Greece. The term of the lease is from July 10, 2020 to December 31, 2020 with a fixed monthly rental payment.

Lease Operating Expense is as follows:

For the three months ended March 31, 2021                           $18,088.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. As of March 31, 2021, the discount rate was 2.95%.

The Operating Lease Liabilities are as follows:

Three Months Ended	For the Year Ended	Total Undiscounted		Total Operating
December 31, 2020	December 31, 2021	Payments	Less: Interest	Lease Liabilities
$18,033	$31,321	$49,354	$5,339	$54,693

The ROU Asset is as follows:

Three Months Ended	For the Year Ended	Total Undiscounted		Total Operating
December 31, 2020	December 31, 2021	Payments	Less: Interest	Lease Liabilities
$18,033	$31,321	$49,354	$5,339	$54,693

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

In February 2021, the carrying value of the convertible notes was converted into shares of common stock and therefore, the balance in convertible bonds is zero as March 31, 2021.

NOTE 10 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the company to the shipping companies is that the company makes the bank transfers of the wages to the crew, on the customer ’s behalf. The shipping companies transfer the funds to the company’s bank account and then the company makes each payment to indicated crew. In its capacity, the company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables for crew wages is $70,681 as of March 31, 2021.

The balance in Other Payables also consist of $79,628 in Other Creditors and $24,442 in Payroll and Sales Tax Payable as of March 31, 2021.

NOTE 11 – COMMON STOCK

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. At December 31, 2020 and December 31, 2019 there were 26,384,673 and 20,781,700 common shares issued and outstanding, respectively.

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

For the year ended 2020, the Company issued a total of 428,400 shares of common stock for cash proceeds of $214,200.00 at $0.50 per share.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 11 – COMMON STOCK (CONTINUED)

For the year ended 2020, the Company issued a total of 25,000 shares of common stock services rendered of $12,500 at fair market value of $0.50 per share.

For the year ended 2020, the Company issued a total of 487,273 shares of common stock for services rendered of $53,600.00 at fair market value of $0.11 per share.

On January 1, 2021, the Company issued 227,273 shares of common stock to Jamal Nakhleh for cash proceeds of $25,000.03 at $0.11 per share.

On January 20, 2021, the Company issued 90,909 shares of common stock to Athanasios Tolis for cash proceeds of $9,999.99 at $0.11 per share.

On January 25, 2021, the Company issued 163,636 shares of common stock to Alexandros Lampoglou for cash proceeds of $17,999.96 at $0.11 per share.

On January 25, 2021, the Company issued 45,491 shares of common stock to Konstantinos Lampoglou for cash proceeds of $5,004.01 at $0.11 per share.

On January 25, 2021, the Company issued 45,455 shares of common stock to Konstantinos Pournaras for cash proceeds of $5,000.05 at $0.11 per share.

On January 27, 2021, the Company issued 45,455 shares of common stock to Maria Chatzinikolaki for cash proceeds of $5,000.05 at $0.11 per share.

On January 27, 2021, the Company issued 45,455 shares of common stock to Elisavet Chatzinikolaki for cash proceeds of $5,000.05 at $0.11 per share.

On January 29, 2021, the Company issued 54,000 shares of common stock to Nikolaos Togkas-Fifis for cash proceeds of $5,940.00 at $0.11 per share.

On January 29, 2021, the Company issued 56,363 shares of common stock to Andreas Michailidis for cash proceeds of $6,199.93 at $0.11 per share.

On January 29, 2021, the Company issued 197,173 shares of common stock to Charis Mylonas for cash proceeds of $21,689.03 at $0.11 per share.

On January 29, 2021, the Company issued 45,455 shares of common stock to Georgios Kyriazopoulos for cash proceeds of $5,000.05 at $0.11 per share.

On February 5, 2021, the Company issued 547,273 shares of common stock to Seatrix S.A. for convertible notes payable of $60,200.00 at $0.1103 per share.

On February 5, 2021, the Company issued 90,910 shares of common stock to Gia Asambadze for convertible notes payable of $10,000.00 at $0.1103 per share.

On February 5, 2021, the Company issued 90,910 shares of common stock to Nodar Goguadze for convertible notes payable of $10,000.00 at $0.1103 per share.

On February 5, 2021, the Company issued shares of 90,910 common stock to Irakli Serjveladze for convertible notes payable of $10,000.00 at $0.1103 per share.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 11 – COMMON STOCK (CONTINUED)

On February 5, 2021, the Company issued 263,637 shares of common stock to Dimitrios Fountoulakis for convertible notes payable of $29,000.00 at $0.1103 per share.

On February 5, 2021, the Company issued 104,546 shares of common stock to Grigorios Koutsoliakos for convertible notes payable of $11,500.00 at $0.1103 per share.

On February 5, 2021, the Company issued 90,910 shares of common stock to Christos Asimakopoulos for convertible notes payable of $10,000.00 at $0.1103 per share.

On February 5, 2021, the Company issued 570,319 shares of common stock to Vasileios Karalis for convertible notes payable of $62,735.00 at $0.1103 per share.

On February 5, 2021, the Company issued 73,000 shares of common stock to Marinos Vourgos for convertible notes payable of $8,030.00 at $0.1103 per share.

On February 5, 2021, the Company issued 73,000 shares of common stock to Anna Vourgou for convertible notes payable of $8,030.00 at $0.1103 per share.

On February 5, 2021, the Company issued 45,455 shares of common stock to Maghar Gandhi for convertible notes payable of $5,000.00 at $0.1103 per share.

On February 5, 2021, the Company issued 454,546 shares of common stock to Load Line Marine S.A. for convertible notes payable of $50,000.00 at $0.1103 per share.

On February 5, 2021, the Company issued 373,637 shares of common stock to Theofanis Anastasiadis for convertible notes payable of $41,100.00 at $0.1103 per share.

On February 5, 2021, the Company issued 86,637 shares of common stock to Sotirios Moundreas for convertible notes payable of $9,530.00 at $0.1103 per share.

On February 5, 2021, the Company issued 218,182 shares of common stock to Jasper Daan Willem Heikens for convertible notes payable of $24,000.00 at $0.1103 per share.

On February 5, 2021, the Company issued 60,000 shares of common stock to Georgios Tzevachiridis for convertible notes payable of $6,600.00 at $0.1103 per share.

On February 5, 2021, the Company issued 45,455 shares of common stock to Elisavet Zichna for convertible notes payable of $5,000.00 at $0.1103 per share.

On February 5, 2021, the Company issued 318,182 shares of common stock to Ioannis Aloupis for convertible notes payable of $35,000.00 at $0.1103 per share.

On February 5, 2021, the Company issued 90,910 shares of common stock to SQ Learn for convertible notes payable of $10,000.00 at $0.1103 per share.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 11 – COMMON STOCK (CONTINUED)

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

Issuance of Dividends

On December 14, 2020, the Company issued 4,662,300 shares of common stock as dividends to the shareholders on record excluding the founders of the Company who have agreed to waive their rights to this dividend. The authorized dividend was 3 shares of common capital stock for each one share of common stock held of the effective on record date of August 5, 2020 at the fair market value of $0.1250 per share.

NOTE 12 – CHANGES IN EQUITY

For the year beginning January 1, 2021 the company had a shareholders’ deficit balance of $57,857. With the sale of 1,016,665 shares of common stock for a value of $111,833, and the issuance of 3,688,419 shares of common stock to reduce convertible notes of $405,727, and the net profit of $24,911 for the three months ended March 31, 2021 the ending balance in equity is $484,614 as of March 31, 2021.

For the year beginning January 1, 2020 the company had a shareholders’ deficit balance of $16,761. With the sale of 414,400 shares of common stock for a value of $207,200, the receipt of $10,000 in subscription receivables, and the net loss of $110,151 for the three months ended March 31, 2020 the ending balance in equity is a deficit of $103,811 as of March 31, 2020.

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch in Vari, Greece for the period commencing from July 10, 2020 through December 31, 2021 in the amount of $5,180 per month, the first month July was adjusted for the shortened period. The lessor is the wife of the company’s president, Mr. Stavros Galanakis.

The lease liability is included in Current liabilities on the accompanying Balance Sheet as of March 31, 2021.

NOTE 14 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	March 31,	March 31,
Deferred Tax Assets	2021	2020
Deferred tax assets by jurisdiction
Federal	$1,211,229	$314,448
State
Foreign
Valuation Allowance	(1,211,229)	(314,448)
Net deferred tax assets	—	—

Deferred tax assets by components
Net operating loss	1,211,229	314,448
Valuation Allowance	(1,211,229)	(314,448)
Net deferred tax assets	$—	$—

ELVICTOR GROUP, INC

(formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 14 – INCOME TAXES (CONTINUED)

The Company had federal net operating loss carry forwards for tax purposes of approximately $314,448 at March 31, 2020, and approximately $1,211,229 at March 31, 2021, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

The provision for income taxes consists of the following:

	March 31,	December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—
Foreign	1,832	1,020
Total current tax provision	$1,832	$1,020
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred benefit	—	—
Total provision (benefit) for income tax	$1,832	$1,020

NOTE 15 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2021 through May 12, 2021, the date these financial statements were issued, and has determined that the following are material subsequent events to these financial statements.

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

We are currently a development stage company with minimal revenues, though we had a significant increase in revenues in the third quarter. Accordingly, management has concluded that there is substantial doubt in our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of December 31, 2020, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission (“SEC”).. The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had revenues for the 3 months ended March 31, 2021 $496,492 and $0 for the 3 months ended March 31, 2020. The Company currently has limited working capital and is continuing its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Results of Operations

Revenues

For the three months ended March 31, 2021 and March 31, 2020, we generated $496,492 and $0 in revenues, respectively.

Operating Expenses

For the three months ended March 31, 2021 and March 31, 2020, we incurred $242,697 and $110,151 in operating expenses, respectively. The increase in operating expenses for the three-month period is due primarily to professional fees, salaries, rent, and other general and administrative costs.

Net Loss

For the three months ended March 31, 2021 and March 31, 2020, we incurred a net profit/(loss) of $24,912 and $(110,151), respectively, or $(0.00) per common share. The increase in net profit is due primarily to an increase in revenues.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had available working capital during the three months ended March 31, 2021 of $429,921 compared to $(128,071) for the year ended December 31, 2020.

Cash flows for the three months ended March 31, 2021.

Net cash flow used in operating activities was $(48,192) for the three months ended March 31, 2021, compared to $(100,449) used in operating activities during the three months ended March 31, 2020. Our net loss in cash flow was due to a net profit of $24,911, being offset by accounts receivable of $(184,187), other receivables – related party of $(48,600), accounts payable of $59,227, trade accounts payable of $66,112, trade accounts payable – related party of $14,068, other payables of $18,445, and income tax payable of $1,832.

Net cash flow used in investing activities was $0 for the three months ended March 31, 2021 and March 31, 2020.

Net cash provided by financing activities was $11,833 for the three months ended March 31, 2021 and consisted solely of sales of common stock.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2021 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELVICTOR GROUP, INC.

Dated: May 17, 2021	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive Officer (principal executive officer)

Dated: May 17, 2021	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Financial Officer (principal financial officer and principal accounting officer)