Form 10-Q
period 2021-06-30
Elvictor Group, Inc.
filed 2021-08-24
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-225239

ELVICTOR GROUP, INC.
(Exact name of registrant as specified in its charter)

fNevada	82-3296328
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Vasileos Konstantinou 7916672 Voulas Varis
Vouliagmenis, Athens, Greece	N/A
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 406,548,757 as of August 20, 2021.

ELVICTOR GROUP, INC.

Financial Statements

of

ELVICTOR GROUP, INC.

(formerly Thenablers, Inc)

For the Six Months Ended June 30, 2021

ELVICTOR GROUP, INC.

(formerly Thenablers, Inc.)

TABLE OF CONTENTS – FINANCIAL STATEMENTS

ELVICTOR GROUP, INC.

Unaudited Consolidated Balance Sheet

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$405,973	343,804
Accounts Receivable	408,742	258,990
Other Receivables - Related Party	48,800	—
Prepaid expenses and other current assets	37,183	2,183
Total Current Assets	900,698	604,977

Long-term Assets
ROU Asset - Related Party	69,641	70,214
Office Equipment, net	4,445	—
Total Long-term Assets	74,086	70,214

Total Assets	$974,784	675,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$18,997	11,988
Trade Accounts Payable	121,762	63,231
Trade Accounts Payable - Related Party	17,642	22,538
Other Payables	167,027	156,308
Convertible Notes - net of discount	—	405,725
Lease Liability - Related Party	46,189	70,214
Accrued and Other Liabilities	6,860	1,246
Due to related party	2,756	1,798
Total Current Liabilities	381,233	733,048

Long-Term Liabilities
Lease Liability - Related Party	23,452	—
Total Long-term Liabilities	23,452	—

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 406,548,757 and 26,384,673 common shares issued and outstanding at June 30, 2021 and December 31, 2020 respectively	$40,655	2,637
Preferred stock, par value $0.0001; 100,000,000 preferred shares authorized; zero and 80,000,000 preferred shares issued and outstanding at June 30, 2021 and December 31, 2020 respectively	$—	8,000
Additional paid in capital	$44,802,974	1,167,646
Accumulated deficit	(44,273,530)	(1,236,140)
Total Stockholders’ Equity	570,099	(57,857)

Total Liabilities and Stockholders’ Equity	$974,784	675,191

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

Unaudited Statements of Operations

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Gross Revenue	$564,380	$—	$1,060,872	$—
Net Revenue	52,742	—	112,480	—
Total Revenue	617,122	—	1,173,352	—
Less: Cost of Revenue	119,558	—	237,895	—
Cost of Revenue - Related Party	138,440		313,718
Gross Profit	359,124	—	621,739	—
Operating expenses
Professional fees	45,468	89,069	141,036	170,305
Professional fees - Related Party	3,941	6,000	11,941	11,460
Salaries - Officers	136,930	9,000	229,954	18,000
Rent -Related Party	12,843	—	31,126	—
Other general and administrative costs	79,350	21,801	107,167	36,256
Total operating expenses	278,532	125,870	521,224	236,021
Gain/(Loss) from operations	80,592	(125,870)	100,515	(236,021)
Other Income (Expense)
Gov’t Subsidy	8,503		15,330
Loss from Conversion of Preferred Stock to Common Stock	(43,147,786)	—	(43,147,786)	—
Total other expense	(43,139,282)	—	(43,132,455)	—

Net loss before income tax	$(43,058,691)	$(125,870)	$(43,031,941)	$(236,020)

Provision for income taxes	3,610	—	5,450	—
Net loss	$(43,062,301)	$(125,870)	$(43,037,391)	$(236,021)
Net Loss Per Common Stock - basic and fully diluted	$(0.11)	$0.00	$(0.21)	$0.00
Weighted-average number of shares of common stock outstanding - basic and fully diluted	377,667,295	20,588,282	204,511,728	21,117,512

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

Unaudited Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Cash Flows from Operating Activities
Net profit (loss) for the period	$(43,037,391)	$(236,021)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	384	—
Shares Issued for Services	—	12,500
Loss on conversion of preferred stock to common stock	43,147,786	—

Changes in assets and liabilities
Accounts Receivable	(149,749)	—
Other Receivables - Related Party	(48,800)	—
Prepaid expenses and other current assets	(35,000)	—
Accounts Payable	7,008	5,291
Trade Accounts Payable	58,531	—
Trade Accounts Payable - Related Party	(4,895)	—
Other Payables	10,720	—
Accrued and Other Liabilities	5,613	18,000
Net cash used in operating activities	$(45,793)	$(200,230)

Cash Flows from Investing Activities
Office Equipment	(4,829)	—
Net cash used in investing activities	$(4,829)	$—

Cash Flows from Financing Activities
Due to related party	958	1,285
Sale of common stock	111,833	214,200
Net cash provided by financing activities	$112,791	$215,485

Net Increase (Decrease) in Cash	62,169	15,255

Cash at beginning of period	343,804	24,360
Cash at end of period	$405,973	$39,615

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	5,449	$—
Supplemental Non-Cash Investing and Financing Transactions
Common Stock issued to reduce convertible notes payable	$405,725	—
Right-of-use assets obtained in exchange for operating lease obligations	22,415	$—

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

Unaudited Statement of the Changes in Shareholder’s Equity

Six Month Period Ended June 30, 2021

	Six Month Period Ended June 30, 2021
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance, January 1, 2021	$26,384,673	2,637	80,000,000	8,000	1,167,646	(1,236,140)	—	(57,857)
Shares issued for cash	1,016,665	102	—	—	111,731	—	—	111,833
Shares issued for Convertible Bonds	3,688,419	370	—	—	405,357	—	—	405,727
Net Profit for the Three Months Ended March 31, 2021	—	—	—	—	—	24,911	—	24,911
Balance, March 31, 2021	$31,089,757	3,109	80,000,000	8,000	1,684,734	(1,211,229)	—	484,614
Shares issued for cash	—	—	—	—	—	—	—	—
Shares issued for services	—	—	—	—	—	—	—	—
Subscription Receivable	—	—	—	—	—	—	—	—
Preferred Shares converted to Common	375,459,000	37,546	(80,000,000)	(8,000)	43,118,240	—	—	43,147,786
Net Loss for the Three Months Ended June 30, 2021	—	—	—	—	—	(43,062,301)	—	(43,062,301)
Balance, June 30, 2021	$406,548,757	40,655	0	0	44,802,974	(44,273,530)	0	570,099

	Six Month Period Ended June 30, 2020
Balance, January 1, 2020	$20,781,700	2,078	80,000,000	8,000	210,980	(204,297)	—	16,761
Shares issued for cash	414,400	41	—	—	207,159	—	—	207,200
Subscription Receivable	—	—	—	—	—	—	(10,000)	(10,000)
Net Loss for the Three Months Ended March 31, 2020	—	—	—	—	—	(110,151)	—	(110,151)
Balance, March 31, 2020	$21,196,100	2,120	80,000,000	8,000	418,139	(314,448)	(10,000)	103,811
Shares issued for cash	14,000	1	—	—	6,999	—	—	7,000
Shares issued for services	25,000	3	—	—	12,497	—	—	12,500
Subscription Receivable	—	—	—	—	—	—	10,000	10,000
Net Loss for the Three Months Ended June 30, 2020	—	—	—	—	—	(125,870)	—	(125,870)
Balance, June 30, 2020	$21,235,100	2,124	80,000,000	8,000	437,635	(440,318)	—	7,441

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2021 and statements of operations and cash flows for the six months ended June 30, 2021 and 2020.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of June 30, 2021 and the results of the controlled subsidiary for the three months then ended. Elvictor Group, Inc and its subsidiary together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the six months ended June 30, 2021 the company has operations of crew manning and training and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are written off based on individual credit evaluation and specific circumstances of the customer and there is no interest charged on past due accounts.

The company has not entered into related party transactions with companies owned or subject to significant influence by management, directors, and principal shareholders.

The company does not have an allowance for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The office equipment is depreciated over 3 years.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2021.

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

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company will be adopting this new accounting guidance this year, that may result in tax payable for the foreign subsidiary.

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

Subsequent Events

The Company has analyzed the transactions from June 30, 2021 to the date these financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had $0 in revenue for the six months ended June 30, 2020 and revenues of $1,173,352 for the six months ended June 30, 2021. The Company has begun its crew manning operations and currently has sufficient working capital but is continuing its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. If the company is unable to raise additional funds, there is substantial doubt about its ability to continue as a going concern.

NOTE 4 – ACCOUNTS RECEIVABLE

Trade receivables are amounts due from customers for goods sold or services performed in the ordinary course of business.

As of June 30, 2021, the company has trade accounts receivable of $408,742.

NOTE 5 – RELATED PARTY TRANSACTIONS

The company has entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide consultancy services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. A total amount of $304,558 has been accrued for the related party Elvictor Crew Management Services Ltd as of June 30, 2021 for Cost of Services Sold.

Additionally, as of June 30, 2021 the company has other receivables - related party of $48,800 from Elvictor Crew Management Ltd Cyprus.

NOTE 6 – LEASES

On July 10, 2020, the company entered into a rental lease agreement for its subsidiary in Vari, Greece. The term of the lease is from July 10, 2020 to December 31, 2021 with a fixed monthly rental payment. of $5000. Then on April 1, 2021, the company entered into a new rental lease agreement for its subsidiary in Vari, Greece. The term of the lease is from April 1, 2021 to December 31, 2022 with a fixed monthly rental payment of $3500.

The Operating Lease Expense is as follows:

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
Operating Lease expense	$12,648	$30,736

The following table summarizes information related to the lease:

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments	$12,648	$30,736
Right of Use assets obtained for new operating lease liabilities (including modification of lease)	22,415	22,415

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

In February 2021, the carrying value of the convertible notes was converted into shares of common stock and the balance in convertible bonds is zero as June 30, 2021.

NOTE 8 – OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the company to the shipping companies is that the company makes the bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the company’s bank account and then the company makes each payment to indicated crew. In its capacity, the company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables for crew wages is $110,338 as of June 30, 2021.

The balance in Other Payables also consist of $51,177 in Other Creditors and $5,512 in Payroll and Sales Tax Payable as of June 30, 2021.

NOTE 9 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, $0.0001 par value shares of common stock authorized. At June 30, 2021 and December 31, 2020 there were 406,548,757 and 26,384,673 common shares issued and outstanding, respectively.

For the year ended 2020, the Company issued a total of 428,400 shares of common stock for cash proceeds of $214,200 and a total of 512,273 shares of common stock for services rendered at a value of $66,100.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued exactly 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, exactly 217,310,305 shares of restricted common stock were issued to Mr. Konstantinos Galanakis and 156,271,400 shares of restricted common were issued to Mr. Stavros Galanakis and 1,877,295 shares of restricted common were issued to Mr. Theofanis Anastasiadis. As a result, there are no shares of Series A Preferred Stock issued and outstanding.

As of June 30, 2021, the Company issued 1,016,665 shares of common stock for cash proceeds of $111,833.

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

On April 8, 2021, the Company issued exactly 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of June 30, 2021.

On the grounds of this conversion as defined in the Settlement Agreement, the Company recognized a loss of $43,147,786 which was generated from the difference of the conversion rate following a fair value measurement to the inception conversion rate of the preferred shares.

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

Changes in Equity

For the year beginning January 1, 2021 the company had a shareholders’ deficit balance of $57,857. With the sale of 1,016,665 shares of common stock for a value of $111,833, the issuance of 3,688,419 shares of common stock to reduce convertible notes of $405,727, and the net loss of $43,037,391 for the six months ended June 30, 2021 the ending balance in equity is $570,099 as of June 30, 2021.

For the year beginning January 1, 2020 the company had a shareholders’ equity balance of $16,761. With the sale of 428,400 shares of common stock for a value of $214,200, with the issue of 25,000 shares of common stock for services for a value of $12,500, the receipt of $10,000 in subscription receivables, and the net loss of $236,021 for the six months ended June 30, 2020 the ending balance in equity is $7,441 as of June 30, 2020.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch in Vari, Greece for the period commencing from July 10, 2020 through December 31, 2021 in the amount of $5,000 per month, the first month July was adjusted for the shortened period. The lessor is the wife of the company’s president, Mr. Stavros Galanakis.

Then as of April 1, 2021 the Company terminated the lease and entered into a new the lease for the period of commencing from April 1, 2021 to December 31, 2022 with a monthly in the amount of $3,500 per month.

NOTE 11 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	June 30,	June 30,
	2021	2020
Deferred Tax Assets
Deferred tax assets by jurisdiction
Federal	$44,273,530	$440,318
State
Foreign
Valuation Allowance	-44,273,530	-440,318
Net deferred tax assets	—	—

Deferred tax assets by components
Net operating loss	44,273,530	440,318
Valuation Allowance	-44,273,530	-440,318
Net deferred tax assets	$—	$—

The Company had federal net operating loss carry forwards for tax purposes of approximately $440,318 at June 30, 2020, and approximately $44,273,530 at June 30, 2021, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

The provision for income taxes consists of the following:

	June 30,	December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—
Foreign	5,450	1,020
Total current tax provision	$5,450	$1,020
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred benefit	—	—
Total provision (benefit) for income tax	$5,450	$1,020

NOTE 12 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2021 through August 20, 2021, the date these financial statements were issued, and has determined that there are no material subsequent events to these financial statements.

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

We are currently a development stage company with minimal revenues, though we had a significant increase in revenues in the third quarter. Accordingly, management has concluded that there is substantial doubt in our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of June 30, 2021, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission (“SEC”). The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Results of Operations

Revenues

For the six months ended June 30, 2021 and June 30, 2020, we generated $1,173,352 and $0 in revenues, respectively.

For the three months ended June 30, 2021 and June 30, 2020, we generated $617,122 and $0 in revenues, respectively.

Operating Expenses

For the six months ended June 30, 2021 and June 30, 2020, we incurred $521,224 and $236,021 in operating expenses, respectively. The increase in operating expenses for the six-month period is due primarily to professional fees, salaries, rent, and other general and administrative costs.

For the three months ended June 30, 2021 and June 30, 2020, we incurred $278,532 and $125,870 in operating expenses, respectively. The increase in operating expenses for the six-month period is due primarily to professional fees, salaries, rent, and other general and administrative costs.

Net Loss and Gross Profit

For the six months ended June 30, 2021 and June 30, 2020, we incurred a net loss of $43,037,391 and $236,020, respectively. This increase is due to the loss recognition of the, non-cash, conversion of the preferred shares outstanding to common shares despite the fact that the gross profit increased to $621,739 for the six months ended June 30, 2021 compared to $0 for the six months ended June 30, 2020.

For the three months ended June 30, 2021 and June 30, 2020, we incurred a net loss of $43,062,301 and $ 125,870, respectively. This increase is due to the loss recognition of the, non-cash, conversion of the preferred shares outstanding to common shares despite the fact that the gross profit increased to $359,124 for the three months ended June 30, 2021 compared to $0 for the three months ended June 30, 2020.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had available working capital during the six months ended June 30, 2021 of $519,465 compared to $(128,071) for the year ended December 31, 2020.

Cash flows for the six months ended June 30, 2021.

Net cash flow used in operating activities was $45,793 for the six months ended June 30, 2021, compared to $200,230 used in operating activities during the six months ended June 30, 2020. Our net loss in cash flow was primarily due to a net loss of $43,037,391, other receivables – related party of $(48,800), trade accounts payable of $58,531, trade accounts payable – related party of $(4,895), other payables of $10,720, accrued and other liabilities of $5,613, accounts receivable of $(149,749), prepaid expense and current assets of $(35,000), and accounts payable of $7,008. . Adjustments to reconcile net income to net cash provided by (used for) operating activities of $(43,147,786) was due to a loss from the conversion of preferred stock into common.

Net cash flow used in investing activities was $4,829 for office equipment for the six months ended June 30, 2021 and $0 June 30, 2020.

Net cash provided by financing activities was $112,791 for the six months ended June 30, 2021 and consisted $111,833 of sales of common stock and $958 due to a related party.

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

Not applicable.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2021 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the months ended June 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELVICTOR GROUP, INC.

Dated: August 23, 2021	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive Officer (principal executive officer)

Dated: August 23, 2021	By:	/s/ Katerini Bokou
Katerini Bokou
Chief Financial Officer (principal financial officer and principal accounting officer)