Form 10-Q
period 2021-09-30
Elvictor Group, Inc.
filed 2021-11-15
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 406,548,757 as of November 15, 2021.

ELVICTOR GROUP, INC.

i

Financial Statements

of

ELVICTOR GROUP, INC.

(formerly Thenablers, Inc)

For the Nine Months Ended September 30, 2021

ii

ELVICTOR GROUP, INC

(Formerly Thenablers, Inc.)

TABLE OF CONTENTS – FINANCIAL STATEMENTS

ELVICTOR GROUP, INC

Unaudited Consolidated Balance Sheet

ASSETS	September 30, 2021	December 31, 2020
Current Assets
Cash	$538,530	343,804
Accounts Receivable	463,323	258,990
Other Receivables	41,123	-
Other Receivables - Related Party	83,298	-
Prepaid expenses and other current assets	61,467	2,183
Total Current Assets	1,187,741	604,977

Long-term Assets
ROU Asset - Related Party	58,461	70,214
Office Equipment, net	10,542	-
Total Long-term Assets	69,003	70,214

Total Assets	$1,256,744	675,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$35,709	11,988
Trade Accounts Payable	138,628	63,231
Trade Accounts Payable - Related Party	33,903	22,538
Other Payables	463,603	156,308
Convertible Notes - net of discount	-	405,725
Lease Liability - Related Party	34,728	70,214
Accrued and Other Liabilities	23,215	1,246
Due to related party	1,938	1,798
Total Current Liabilities	731,724	733,048

Lon-Term Liabilities
Lease Liability - Related Party	23,733	-
Total Long-term Liabilities	23,733	-

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 406,548,757 and 26,384,673 common shares issued and outstanding at September 30, 2021 and December 31, 2020 respectively	$40,655	2,637
Preferred stock, par value $0.0001; 100,000,000 preferred shares authorized; zero and 80,000,000 preferred shares issued and outstanding at September 30, 2021 and December 31, 2020 respectively	$-	8,000
Additional paid in capital	$44,802,974	1,167,646
Accumulated deficit	(44,342,342)	(1,236,140)
Total Stockholders’ Equity	501,287	(57,857)

Total Liabilities and Stockholders’ Equity	$1,256,744	675,191

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC
Unaudited Consolidated Statement of Operations

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Gross Revenue	$505,436	$-	$1,566,308	$-
Net Revenue	103,178	15,119	215,658	15,119
Total Revenue	608,614	15,119	1,781,966	15,119
Less: Cost of Revenue	104,426	-	342,320	-
Cost of Revenue - Related Party	149,130		462,848	-
Gross Profit	355,058	15,119	976,798	15,119
Operating expenses
Professional fees	125,348	30,022	266,384	200,328
Professional fees - Related Party	10,000	21,000	21,941	32,460
Salaries	227,453	9,000	457,407	27,000
Rent -Related Party	12,577	16,005	43,703	16,005
Other general and administrative costs	63,138	7,306	170,304	43,561
Total operating expenses	438,516	83,333	959,739	319,354
Gain/(Loss) from operations	(83,458)	(68,214)	17,059	(304,235)
Other Income (Expense)
Gov’t Subsidy	9,270		24,600	-
Loss from Conversion of Preferred Stock to Common Stock	-	-	(43,147,786)	-
Total other expense	9,270	-	(43,123,186)	-

Net loss before income tax	$(74,188)	$(68,214)	$(43,106,127)	$(304,235)

Provision for income taxes	(5,376)	-	74	-
Net loss	$(68,812)	$(68,214)	$(43,106,201)	$(304,235)
Net Loss Per Common Stock - basic and fully diluted	$(0.00)	$0.00	$(0.16)	$0.00
Weighted-average number of shares of common stock outstanding - basic and fully diluted	406,548,757	21,468,453	272,597,466	21,140,206

The accompanying notes are an integral part of these financial statements

ELVICTOR GROUP, INC

Unaudited Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Cash Flows from Operating Activities
Net loss for the period	$(43,106,201)	$(304,235)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	1,202	-
Shares Issued for Services	-	12,500
Loss on conversion of preferred stock to common stock	43,147,786	-

Changes in assets and liabilities
Accounts Receivable	(204,332)	(22,079)
Other Receivables	(41,123)	-
Other Receivables - Related Party	(83,298)	-
ROU Asset – Related Party	-	(85,913)
Prepaid expenses and other current assets	(59,284)	-
Accounts Payable	23,721	28,272
Trade Accounts Payable	75,397	-
Trade Accounts Payable - Related Party	11,365	-
Other Payables	307,295	249,067
Accrued and Other Liabilities	21,968	112,913
Net cash provided by operating activities	$94,496	$(9,475)

Cash Flows from Investing Activities
Office Equipment	(11,744)	-
Net cash Used in investing activities	$(11,744)	$-

Cash Flows from Financing Activities
Cash provided by:
Due to related party	141	20,375
Sale of common stock	111,833	214,200
Net cash provided by financing activities	$111,974	$234,575

Net Increase in Cash	194,726	225,100

Cash at beginning of period	343,804	24,359
Cash at end of period	$538,530	$249,459
Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	73	$-
Supplemental Non-Cash Investing and Financing
Transactions
Common Stock issued to reduce convertible notes payable	$405,725	-
Right-of-use assets obtained in exchange for operating lease obligations	36,976	$-

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Statement of the Changes in Shareholder’s Equity

	Nine Month Period Ended September 30, 2021
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance, January 1, 2021	$26,384,673	2,637	80,000,000	8,000	1,167,646	(1,236,140)	-	(57,857)
Shares issued for cash	1,016,665	102	-	-	111,731	-	-	111,833
Shares issued for Convertible Bonds	3,688,419	370	-	-	405,357	-	-	405,727
Net Profit for the Three Months Ended March 31, 2021	-	-	-	-	-	24,911	-	24,911
Balance, March 31, 2021	$31,089,757	3,109	80,000,000	8,000	1,684,734	(1,211,229)	-	484,614
Preferred Shares converted to Common	375,459,000	37,546	(80,000,000)	(8,000)	43,118,240	-	-	43,147,786
Net Loss for the Three Months Ended June 30, 2021	-	-	-	-	-	(43,062,301)	-	(43,062,301)
Balance, June 30, 2021	$406,548,757	40,655	-	-	44,802,974	(44,273,530)	-	570,099
Net Loss for the Three Months Ended September 30, 2021	-	-	-	-	-	(68,812)	-	(68,812)
Balance, September 30, 2021	$406,548,757	40,655	-	-	44,802,974	(44,342,342)	-	501,287

	Nine Month Period Ended September 30, 2020
Balance, January 1, 2020	$20,781,700	2,078	80,000,000	8,000	210,980	(204,297)	-	16,761
Shares issued for cash	414,400	41	-	-	207,159	-	-	207,200
Subscription Receivable	-	-	-	-	-	-	(10,000)	(10,000)
Net Loss for the Three Months Ended March 31, 2020	-	-	-	-	-	(110,151)	-	(110,151)
Balance, March 31, 2020	$21,196,100	2,120	80,000,000	8,000	418,139	(314,448)	(10,000)	103,811
Shares issued for cash	14,000	1	-	-	6,999	-	-	7,000
Shares issued for services	25,000	3	-	-	12,497	-	-	12,500
Subscription Receivable	-	-	-	-	-	-	10,000	10,000
Net Loss for the Three Months Ended June 30, 2020	-	-	-	-	-	(125,870)	-	(125,870)
Balance, June 30, 2020	$21,235,100	2,124	80,000,000	8,000	437,635	(440,318)	-	7,441
Net Loss for the Three Months Ended September 30, 2020	-	-	-	-	-	(68,214)	-	(68,214)
Balance, September 30, 2020	$21,235,100	2,124	80,000,000	8,000	437,636	(508,532)	-	(60,773)

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

(Formerly Thenablers, Inc)

Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc. formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and new team in crew management in the shipping industry. “Elvictor (est.1977) has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing & crew management. This decades-long spanning experience has been distilled into the listed company Elvictor Group, Inc. a Nevada corporation, the first crew management company historically to be listed on a stock market. Its professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. With the gradual transfer of existing business from the private entity to the public, Elvictor aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on the subject of digitalization, Elvictor’s plans run parallel with the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Group on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. As Elvictor is set on a technologically oriented path, the Group is ideologically flexible and would be open to other avenues of international business for the successful and profitable diversification of its portfolio.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2021, and statements of operations and cash flows for the nine months ended September 30, 2021, and 2020.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of September 30, 2021, and the results of the controlled subsidiary for the nine months then ended. Elvictor Group, Inc and its subsidiary together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the nine months ended September 30, 2021, the company has operations of crew manning and training and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are written off based on individual credit evaluation and specific circumstances of the customer and there is no interest charged on past due accounts.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2021.

Recent Accounting Pronouncements

The Company has adopted the recently issued accounting pronouncements for FASB’s new standard on accounting for leases that came into effect as of January 1, 2019, for US public companies that enter into lease arrangements or sign contracts containing leases to support their business.

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

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company will be adopting this new accounting guidance this year, that may result in tax payable for the foreign subsidiary.

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

Subsequent Events

The Company has analyzed the transactions from September 30, 2021, to the date these financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company recorded $15,119 and $1,781,966 in revenue for the nine months ended September 30, 2020, and September 30, 2021, respectively. The Company has begun its crew manning operations and currently has sufficient working capital but is continuing its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.

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

As of September 30, 2021, the company has trade accounts receivable of $463,323 and other receivables of $41,123.

NOTE 5 – RELATED PARTY TRANSACTIONS

The company has entered into an agreement in October 2020 with the party Elvictor Crew Management Services Ltd in Cyprus to provide consultancy services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. A total amount of $439,558 for the related party Elvictor Crew Management Services Ltd is included of September 30, 2021, in the Cost of Services Sold. Due to Greek licensing requirements, the Company has been required to outsource operating certain personnel services through Elivctor Crew Management Services, Ltd. The Company is currently finalizing the licensing to ensure all such services are rendered in house, which will eliminate the related party expense, but will continue to be an ongoing cost of goods.

Additionally, as of September 30, 2021, the company has other receivables - related party of $83,298 from Elvictor Crew Management Ltd Cyprus.

NOTE 6 – LEASES

On July 10, 2020, the company entered into a rental lease agreement for its subsidiary in Vari, Greece. The term of the lease is from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment. of $5,000. Then on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of $3,500.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. As of September 30, 2021, the discount rate was 3.64%.

The Operating Lease Expense is as follows:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
Operating Lease expense	$12,382	$43,118

The following table summarizes information related to the lease:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments	$12,382	$43,118

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

In February 2021, the carrying value of the convertible notes was converted into shares of common stock and the balance in convertible bonds is zero as of September 30, 2021.

NOTE 8 - OTHER PAYABLES

As part of the services in the manning of crew provided by the company to the shipping companies the company makes the bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the company’s bank account and then the company makes each payment to indicated crew. In its capacity, the company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables for crew wages is $354,868 as of September 30, 2021.

The balance of Other Payables also consists of $112,389 related to Other Creditors and $3,654 to Payroll and Sales Tax Payable as of September 30, 2021.

NOTE 9 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, $0.0001 par value shares of common stock authorized. On September 30, 2021, and December 31, 2020, there were 406,548,757 and 26,384,673 common shares issued and outstanding, respectively.

For the year ended 2020, the Company issued a total of 428,400 shares of common stock for cash proceeds of $214,200 and a total of 512,273 shares of common stock for services rendered at a value of $66,100.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued exactly 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, exactly 217,310,305 shares of restricted common stock were issued to Mr. Konstantinos Galanakis, and 156,271,400 shares of restricted common were issued to Mr. Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Mr. Theofanis Anastasiadis.  As a result, there are no shares of Series A Preferred Stock issued and outstanding.

Additionally, for the nine months ended September 30, 2021, the Company issued 1,016,665 shares of common stock for cash proceeds of $111,833.

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

On April 8, 2021, the Company issued exactly 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of September 30, 2021.

Issuance of Dividends

On December 14, 2020, the Company issued 4,662,300 shares of common stock as dividends to the shareholders on record excluding the founders of the Company who have agreed to waive their rights to this dividend. The authorized dividend was 3 shares of common capital stock for each one share of common stock held of the effective on record date of August 5, 2020, at the fair market value of $0.1250 per share.

Changes in Equity

For the year beginning January 1, 2021, the company had a shareholders’ deficit balance of $57,857. With the sale of 1,016,665 shares of common stock for a value of $111,833, the issuance of 3,688,419 shares of common stock to reduce convertible notes of $405,727, the conversion of 375,459,000 preferred shares to common shares for a value of $ 43,147,785 and the net loss of $43,106,201 for the nine months ended September 30, 2021, the ending balance in equity is $501,287 as of September 30, 2021.

For the year beginning January 1, 2020, the company had a shareholders’ equity balance of $16,761. With the sale of 428,400 shares of common stock for a value of $214,200, with the issue of 25,000 shares of common stock for services for a value of $12,500 and the net loss of $304,235 for the nine months ended September 30, 2020, the ending balance in equity is $60,773 as of September 30, 2020.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch in Vari, Greece for the period commencing from July 10, 2020, through December 31, 2021, in the amount of $5,000 per month, the first month July was adjusted for the shortened period. The lessor is the wife of the company’s president, Mr. Stavros Galanakis.

Then as of April 1, 2021, the Company terminated the lease and entered into a new the lease for the period of commencing from April 1, 2021, to December 31, 2022, with a monthly in the amount of $3,500 per month.

NOTE 11 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	September 30,	September 30,
Deferred Tax Assets	2021	2020
Deferred tax assets by jurisdiction
Federal	$44,342,342	$508,532
State
Foreign
Valuation Allowance	(-44,342,342)	(-508,532)
Net deferred tax assets	-	-

Deferred tax assets by components
Net operating loss	44,342,342	508,532
Valuation Allowance	(-44,342,342)	(-508,532)
Net deferred tax assets	$-	$-

The Company had federal net operating loss carry forwards for tax purposes of approximately $508,532 on September 30, 2020, and approximately $44,342,342 on September 30, 2021, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

The provision for income taxes consists of the following:

	September 30,	December 31,
	2021	2020
Current:
Federal	$-	$-
State	-	-
Foreign	3,142	1,020
Total current tax provision	$3,142	$1,020
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$3,142	$1,020

NOTE 12 – SUBSEQUENT EVENT

On November 11, 2021, the Company entered into a consulting agreement with North Cape, AS, whereby North Cape, AS would receive 2% of any debt financing made available for the purchase of shipping vessels.

On November 15, 2021, the Company entered into a perpetual licensing agreement for all instances related to the proprietary crew management services with Seatrix, Ltd., an entity controlled 100% by Konstantinos Galanakis, in exchange for 7,000,000 shares of common stock which shall be effective starting January 1, 2022.

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

We are currently a development stage company with minimal revenues, though we had a significant increase in revenues in the third quarter. Accordingly, management has concluded that there is substantial doubt in our ability to continue as a going concern (please refer to the footnotes to the financial statements). As of September 30, 2021, the Company is still unable to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon debt financing to supplement cash flows, if any, generated by our services. We will seek out such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission (“SEC”). The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek out reasonable loans from friends, family and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

Results of Operations

Revenues

For the nine months ended September 30, 2021 and September 30, 2020, we generated $1,781,966 and $15,119 in revenues, respectively. The increase in revenues is due to continued onboarding of new crew management clients. We expect continued growth in the fourth quarter of 2021 and the first quarter of 2022 as we continue to expand our client base. We also expect to begin earning revenues derived from direct clients to our SaaS products beginning in the first quarter of 2022. In addition, we have create our wholly owned subsidiary, Ultra Shipmanagment, Inc. in the Marshall Islands to begin ship management, increase revenues and adding another layer to the vertical.

For the three months ended September 30, 2021 and September 30, 2020, we generated $608,614 and $15,119 in revenues, respectively.

Operating Expenses

For the nine months ended September 30, 2021 and September 30, 2020, we incurred $959,739 and $319,354 in operating expenses, respectively. The increase in operating expenses for the nine-month period is due primarily to professional fees, salaries, rent, and other general and administrative costs.

For the three months ended September 30, 2021 and September 30, 2020, we incurred $438,516 and $83,333 in operating expenses, respectively. The increase in operating expenses for the nine-month period is due primarily to professional fees, salaries, rent, and other general and administrative costs.

Net Loss and Gross Profit

For the nine months ended September 30, 2021 and September 30, 2020, we incurred a net loss of $43,106,201 and $304,235, respectively. This increase is due to the loss recognition of the, non-cash, conversion of the preferred shares outstanding to common shares despite the fact that the gross profit increased by $961,679 from the nine months ended September 30, 2020 to the nine months ended September 30, 2021.

For the three months ended September 30, 2021 and September 30, 2020, we incurred a net loss of $68,812 and $68,214, respectively.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had available working capital during the nine months ended September 30, 2021 of $456,017 compared to $(128,071) for the year ended December 31, 2020.

Cash flows for the nine months ended September 30, 2021.

Net cash flow derived from operating activities was $94,496 for the nine months ended September 30, 2021, compared to $9,475 used in operating activities during the nine months ended September 30, 2020. Our net income in cash flow was primarily due to change in accounts receivable of $(204,332), other receivables – related party of $(83,298), prepaid expense and current assets of $(59,284), trade accounts payable of $75,397, other payables of $307,295. Adjustments to reconcile net loss to net cash provided by operating activities of $43,147,786 was due to a loss from the conversion of preferred stock into common.

Net cash flow used in investing activities was $11,744 for office equipment for the nine months ended September 30, 2021 and $0 September 30, 2020.

Net cash provided by financing activities was $111,974 for the nine months ended September 30, 2021 and consisted $111,833 of sales of common stock and $141 due to a related party.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2021 our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the months ended September 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

RISKS RELATED TO THE COMPANY

We possess minimal capital, which may severely restrict our ability to develop our services. If we are unable to raise additional capital, our business will fail.

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require a minimum of $2,000,000 to provide sufficient capital to implement our business plan for the next 12 months, not including funds required for the acquisition of vessels. Although we believe that we will be able to generate sufficient cash flow to cover our costs, our limited growth activities may not attract enough paying customers to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business. Our limited development capabilities may have a negative effect on our business and may cause us to limit or cease our business operations, which could result in investors losing some or all of their investment in the Company.

Our controlling stockholders have significant influence over the Company.

As of November 2021, our board of directors and management hold approximately 95% of the outstanding voting rights. As a result, the members of the board of directors and the executive team possess significant influence over our affairs. Their stock ownership and positions as management may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

Minority shareholders of Elvictor Group, Inc. will be unable to affect the outcome of stockholder voting as long as the founders retain a controlling interest.

Having only three directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president over operations and business decisions.

We have three directors, three of which are also officers of the Company. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audits.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our principal executive officer’s decisions and activities, and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Future acquisitions or strategic investments could disrupt our business and harm our business, results of operations or financial condition.

We may in the future explore potential acquisitions of companies or strategic investments to strengthen our business. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business. Acquisitions involve numerous risks, any of which could harm our business, including:

●	straining our financial resources to acquire a company;

●	anticipated benefits may not materialize as rapidly as we expect, or at all;

●	diversion of management time and focus from operating our business to address acquisition integration challenges;

●	retention of employees from the acquired company;

●	cultural challenges associated with integrating employees from the acquired company into our organization;

●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

●	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies; and

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could have a material adverse effect on business, results of operations or financial condition.

We may require additional funding for our growth plans, and such funding may result in a dilution of your investment.

We attempted to estimate our funding requirements in order to implement our growth plans. If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements.

These additional funds may be raised by issuing equity or debt securities or by borrowing from banks or other resources. We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we will not be able to implement such plans fully if at all. Such financing even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

Further, if we raise additional funds by way of a rights offering or through the issuance of new shares, any shareholders who are unable or unwilling to participate in such an additional round of fund raising may suffer dilution in their investment.

Risks Related to the Securities Markets and Ownership of our Equity Securities

The Common Stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The Common Stock has historically been sporadically traded on the OTC Pink Sheets, meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for the Common Stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of revenue, which could lead to wide fluctuations in our share price. The price at which you purchase our shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our shares of Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our shares are sporadically traded. Because of this lack of liquidity, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares is sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to, among other matters, our limited operating history and lack of revenue or profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the securities of a seasoned issuer. The following factors may add to the volatility in the price of our shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our app; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our shares will be at any time, including as to whether our shares will sustain their current market prices, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including, but not limited to:

●	our ability to integrate operations, technology, products and services;

●	our ability to execute our business plan;

●	operating results below expectations;

●	our issuance of additional securities, including debt or equity or a combination thereof;

●	announcements of technological innovations or new products by us or our competitors;

●	loss of any strategic relationship;

●	industry developments, including, without limitation, changes in healthcare policies or practices;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results; and

●	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Issuers using the Alternative Reporting standard for filing financial reports with OTC Markets are often subject to large volatility unrelated to the fundamentals of the company.

Our issuance of additional shares of Common Stock, or options or warrants to purchase those shares, would dilute your proportionate ownership and voting rights.

We are entitled under our articles of incorporation to issue up to 700,000,000 shares of Common Stock. We have issued and outstanding, as of the date of this filing 406,548,757 shares of Common Stock. Our board may generally issue shares of Common Stock, preferred stock or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of Common Stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contains provisions that eliminate the liability of our directors for monetary damages to our company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

Anti-takeover provisions may impede the acquisition of our company.

Certain provisions of the Nevada General Statutes and our employment agreements with key personell have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of us, including an acquisition in which the shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and the shares of early stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Our management has limited experience as a management team in a public company and as a result, projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

Our Common Stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

As an issuer not required to make reports to the Securities and Exchange Commission under Section 13 or 15(d) of the Securities Exchange Act of 1934, holders of restricted shares may not be able to sell shares into the open market as Rule 144 exemptions may not apply.

Under Rule 144 of the Securities Act of 1933 holders of restricted shares, may avail themselves of certain exemption from registration is the holder and the issuer meet certain requirements. As a company that is not required to file reports under Section 13 or 15(d) of the Securities Exchange Act, referred to as a non-reporting company, we may not, in the future, meet the requirements for an issuer under 144 that would allow a holder to qualify for Rule 144 exemptions. In such an event, holders of restricted stock would have to utilize another exemption from registration or rely on a registration statement to be filed by the Company registered the restricted stock. Currently, the Company has no plans of filing a registration statement with the Commission.

Securities analysts may elect not to report on our Common Stock or may issue negative reports that adversely affect the stock price.

At this time, no securities analysts provide research coverage of our Common Stock, and securities analysts may not elect not to provide such coverage in the future. It may remain difficult for our company, with its small market capitalization, to attract independent financial analysts that will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect the stock’s actual and potential market price. The trading market for our Common Stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more analysts elect to cover our company and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which, in turn, could cause our stock price to decline. This could have a negative effect on the market price of our Common Stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our Common Stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if the Common Stock price appreciates.

Risks Relating to the Shipping and Logistics Industries

Our results of operations and financial condition are sensitive to conditions in the shipping and logistics industries, which historically have been cyclical and affected by imbalances in supply and demand.

Shipping and logistics services are affected by prevailing conditions in the world’s economies. Fluctuations in the economic climate have a substantial effect on the shipping industry, which in turn affects our supply chain management business. The shipping industry has, therefore, historically been highly cyclical, with high volatility in freight rates (a key factor impacting our results of operations), primarily due to fluctuations in the demand for shipping services and the global supply of capacity.

Demand for shipping and in turn logistics services is influenced by, among other factors, global and regional economic growth, the geographic relationship between manufacturing and consumption centers, the demand for fossil fuels, changes in seaborne and other transportation patterns, consumption and sourcing patterns, prices of commodities as negotiated by major importers and exporters, changes in weather patterns, environmental concerns, health risks (including pandemics), political conditions, trade policies, armed conflicts, canal and port closures, changes in fuel and lubricant prices and changes in the regulatory regimes affecting shipping. Trends in world trade are affected by trends in regional and global GDP. The latter have been severely affected by the coronavirus (“COVID-19”) pandemic, with regional and global GDP sharply down in the first half of 2020. World trade volumes have also been adversely affected by the COVID-19 pandemic, with expectations reduced as well. Although GDP growth is trending upward, there are market concerns of additional spikes in COVID-19 along with fears of continued inflation.

The outbreak, or threatened outbreak, of any severe communicable disease, such as the ongoing COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has severely affected and continues to seriously affect the global economy in 2020. Several nations and territories, including areas where we operate, have imposed strict quarantine measures, social distancing rules, closure of work sites and non-essential services, and even complete lock-downs of certain populations or areas. COVID-19 pandemic-related immigration measures have impacted our operations, for example making it more challenging to staff vessels and replace crews between voyages with adequate crew members due to travel restrictions. There is increased risk that crew members will be unable to board the vessel or be left stranded in a particular country due to suspected or confirmed cases of COVID-19. There is also added risk in respect of dry docks; certain group’s vessels may be refused docking due to health concerns if suspected or confirmed cases of COVID-19 were found on board. Moreover, if any of our employees, visitors or employees of other institutions or entities working in the same building or vicinity as members of the group are suspected of contracting a severe communicable disease such as the COVID-19 pandemic, this could require the affected member of the group to quarantine some or all of these employees or disinfect or even temporarily shut down the facilities used for its operations, which could in turn result in delays or additional costs. Although the market impact of the COVID-19 pandemic has thus far been well managed by the shipping industry, there has nevertheless been a significant impact from an administrative and logistical point of view, rendering our operations less efficient. It is difficult to predict the long-term impact of the COVID-19 pandemic, as it will be dependent upon any potential new outbreaks as well as the successful development and deployment of a vaccine. However, a sustained period of immigration, travel restrictions and quarantine measures would pose continued challenges to the administrative operations of our business.

The COVID-19 pandemic has disrupted ship building in China during the first half of 2020, as many Chinese ship-building factories were forced to close to stop the spread of the COVID-19 pandemic. The closure of such Chinese factories has contributed to delays in the delivery of new vessels even if we secure appropriate financing. Our receipt of revenues from the operation of the vessels concerned could be delayed as a consequence of the ongoing COVID-19 pandemic.

There can be no assurance that the policies and controls for outbreak prevention and disease recurrence will be successful or that any actual or suspected second wave of the COVID-19 pandemic or other contagious disease affecting the global economy will not occur. Similarly, there can be no assurance that any future outbreak of contagious diseases will not have a material adverse effect on our business, financial condition, and results of operations.

The shipping and supply chain management industries are significantly impacted by trade policies which are influenced by many economic, political, and other factors that are beyond our control.

The shipping and supply chain management businesses are subject to regulations at supranational, national and regional levels that currently provide a generally open framework for the trade of goods. Trade volumes are influenced by many economic, political, regulatory and other factors that are beyond our control. Unfettered free trade and new free trade agreements foster the maintenance of or an increase in trade activity and thus have a positive impact on the shipping and supply chain industry. Increased or new trade barriers, either political (protectionist measures), physical (border restrictions or controls), administrative (such as declaration formalities and controls) or fiscal (such as customs tariffs, taxes and limits on the repatriation of earnings) can lead to a higher cost of doing business for our shipping customers, lower trade volumes, relocation of production and/or distribution centers, among other factors, which can negatively affect our business. Weakening of global trade arrangements, slower advancement or application of such agreements, increased complexity due to emergence of more bilateral or regional multilateral agreements as well as protective trade policies could significantly impact the development of global trade and therefore, our shipping business. Moreover, our contract logistics business is directly affected by the volume of international trade and domestic and e-commerce activities in countries in which we operate. Changes in economic, political and regulatory conditions and trade volumes could materially adversely impact our customers, which could in turn impact their demand for our logistics services and the terms on which we provide other services to our customers.

Protectionist developments or the perception that such developments may occur, could have a material adverse effect on global economic conditions and may significantly reduce global trade. As a result, a reduction of global trade could adversely impact companies involved in global transport and logistics operations. A shift towards protectionism would be harmful to the global economy in general, as protectionist measures tend to cause world trade to shrink and countermeasures taken by protectionist policies’ target countries increase the chance for all-out trade tensions, leading to a negative and self-perpetuating cycle. This risk is particularly acute in the current geopolitical context as political pressure against free trade in many countries, including the United States, has increased substantially in recent years, sparking restrictive trade measures and trade tensions, including between the United States and other countries (in particular China). Specifically, the trade tensions between the United States and China further escalated in 2019. A phase 1 trade deal was entered into between the United States and China in January 2020, but the likelihood of complete resolution remains uncertain.

Adverse developments during seasonal peak periods could have a disproportionate impact on our financial condition and results of operations for a given year.

Our operating and financial performance is subject to seasonal fluctuations and relies to a significant extent on transported volume and freight rates achieved during the peak periods, (although the peaks may vary both in terms of scale and timing from one year to another). Any factors that negatively affect our operations during any one or more of the peak periods could have a disproportionate impact on our financial condition and results of operations for a given year, and the demand for different products can be particularly vulnerable to market conditions during the specific typical peak period for such products. The seasonal nature of our business also limits the comparability of our results from one quarter to the next, and as a result, revenue, income and cash flow can vary significantly from quarter to quarter. Failure to effectively respond to the challenges posed by the seasonal nature of our business could have a material adverse effect on our business, results of operations and financial condition.

Increases in the price of fuel have in the past and could in the future significantly increase our operating costs and depress our profitability.

In the event that we secure vessels, the cost of marine or bunker fuel will be one of our major operating costs. The price of bunker fuel is driven by crude oil prices. Crude oil prices are influenced by a host of economic and geopolitical factors beyond our control, such as political instability, tensions in the Middle East, global terrorism, increases or decreases in global demand for oil and the economic development of emerging markets, China and India in particular, as well as the behavior of major OPEC countries. Crude oil prices have historically exhibited significant volatility over short periods of time. We only hedge ourselves against a small percentage of changes in crude oil prices, and we could be unable to pass future increases in crude oil prices on to our customers. Our business model is less profitable during periods of high crude oil and bunker fuel prices, as our operating expenses increase significantly. Conversely, crude oil prices were historically low in the first half of 2020 due to the COVID-19 pandemic-driven demand reductions and supply-side developments (temporary unraveling of cooperation between OPEC+ members), contributing to the increase in our profitability in the period. Future increases in crude oil and bunker fuel prices could materially and adversely affect our business, results of operations and financial condition. For illustrative purposes and assuming no hedges and no passing on to customers, a U.S.$50 per metric ton (“/ton”) average increase in the spot purchase price of bunker fuel would have reduced our operating profit in 2019 and the first half of 2020 by approximately U.S.$387 million and U.S.$175 million, respectively (exclusive of the impact of any hedges). S&P has forecast a significant drop in crude oil prices to an average price of U.S.$30 per barrel (“/bbl”) in 2020 from the 2019 average price of U.S.$64/bbl, followed by a rebound to U.S.$50/bbl in 2021.

Fluctuations in charter rates could adversely affect our financial performance.

A ship charter is the lease of a ship for a specified period of time at a fixed price, with the shipowner typically also providing the ship’s crew, insurance and maintenance. As charter rates (and short-term charter rates in particular) tend to fluctuate significantly in response to market participants’ perceptions of supply and demand on the shipping markets, adding additional chartered-in capacity at market rates in times of strong demand, is likely to be significantly more expensive than the cost of capacity on vessels that we own, and the converse is true at times of weak demand. The market is currently experiencing the latter phenomenon, with relatively low demand due to the COVID-19 pandemic and capacity management efforts by shippers combining to depress charter rates. No assurance can be given, however, that rising demand following resolution of the COVID-19 pandemic and other factors (such as less prevalent or effective capacity management by shippers) will not lead to rising charter rates leaving us exposed to higher operating costs given that a substantial portion of our fleet is comprised of chartered vessels, of which nearly two-thirds on a short-term basis. In addition, we may not be able to pass on such increased operating costs to our customers, which would adversely affect our margins and results of operations. As the current industry order book mainly focuses on larger vessels, supply of smaller vessels might be limited and could result in future increases in charter rates for those vessels. Further, large vessels are scarce in the vessel charter market. If we are unable to charter large vessels cost-effectively or at all when we need them, we could be forced to substitute smaller vessels on applicable lines with less competitive running costs, which would negatively affect the profitability of these lines. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

In addition, and with the notable exception of 2020, short-term charter rates have historically tracked freight rates but usually with a time lag of several months. These time lags occur because, at any given point in time, ship-chartering companies and carriers are bound by the terms of existing charter agreements. Therefore, a ship- chartering company cannot immediately raise its charter rates to reflect an increase in freight rates, but must wait until existing charter agreements expire. Similarly, a carrier is unable to negotiate reduced charter rates immediately in response to falling freight rates. As a result, in the event of any future decreases in freight rates due to a failure on the part of liners to manage deployed capacity, for example, carriers, like us, that hold a significant proportion of their vessels under charter agreements, could face a growing differential between the declining freight rates they are able to charge their customers and the fixed charter rates they are obligated to pay. This differential can be particularly pronounced after a period of high demand for charter vessels, as owners of such vessels are often able to enter into charter agreements of longer duration and higher fixed charter rates. The time lags mean that we could be unable to reduce our charter costs in the future to compensate for declining freight rates for a period of up to several months. We have previously experienced this effect in past periods of rapidly falling freight rates, such as the 2008 to 2009 period, the early-to-mid-2010 to early 2012 period and the end of 2015 to the second half of 2016 period. This notwithstanding, if we are unable to reduce our charter costs in the event that freight rates fail to remain at their current high levels in the future, our business, results of operations and financial condition could be materially and adversely affected.

If we are able to secure vessels, the market value of our vessels could fluctuate significantly, and we could incur losses when we sell vessels following a decline in their market value.

If we are able to secure vessels, the fair market value of our vessels increases or decreases depending on a number of factors, including general economic and market conditions affecting the shipping industry, competition from other shipping companies, supply and demand for tanker ships and the types and sizes of tanker ships we own, alternative modes of transportation, cost of new-built vessels, governmental or other regulations, prevailing level of charter rates and technological advances.

If the fair market value of vessels declines below their carrying values and such decline is other than temporary, we could incur losses if we were to sell one or more of our vessels at such time or could breach loan-to-value covenants in our financing arrangements, all of which could have a material and adverse effect on our business, results of operations and financial condition.

The shipping and logistics industries are highly competitive and will likely remain so despite ongoing consolidation.

The shipping business is highly competitive. Absolute size is an important competitive factor as it allows for economies of scale. Our three main global competitors, Maersk Line, MSC and COSCO (following its acquisition of OOCL in 2018), are larger than we are in terms of revenue, volumes and capacity. We also compete with numerous smaller global and regional shipping companies. Another feature of our industry is alliances among shipping companies, whereby companies share ships and slots and thereby achieve economies of scale and cost reductions. We are both a part of and compete against such alliances. Our competitors, whether individually or in alliances, could be better positioned to achieve, maintain and exploit economies of scale or could invest in technologically more advanced vessels and could thus be able to offer more attractive schedules, services and rates than those we offer. We compete intensively with other crew management companies on a line-by-line basis on most of our lines.

Generally, we do not have long-term or exclusive agreements with our shipping customers and many of our customers maintain close relationships with other tanker carriers. Customers could, depending on overall supply availability on the market, opt for the services of our competitors on all or some trades without facing discernible constraints. Moreover, any of our many competitors could choose to establish lines on the same routes as our established lines and attempt to undercut our freight rates on those routes. There are few, if any, competitive barriers for existing tanker carriers wishing to enter or expand their presence in a regional market or on a particular line. In addition, other or new market participants could be attracted by the opportunity to acquire vessels at comparatively low-price levels and extend their services to additional routes operating such vessels.

While large segments of the shipping markets remain fragmented, shipping has gone through a phase of consolidation in recent years, either through mergers or strategic alliances, particularly during the 2016-2018 period and culminating in COSCO’s acquisition of OOCL. for a description of material transactions. As a result of this consolidation or in the event of further consolidation in the shipping industry, whether through mergers or strategic alliances, our competitors could achieve greater economies of scale as well as financial and market strength, allowing them to withstand price competition and price volatility more successfully than we can and to undercut our freight rates across, or gain increased access to, one or more of the major markets in which we operate. Furthermore, the ongoing consolidation in the industry may not result in a sustainable level for freight rates as carriers continue competing against each other as well as against freight forwarders.

In sum, the competitive environment in the shipping industry could limit our ability to maintain or increase our revenue or profitability, in particular through sufficiently high freight rates. This is further exacerbated by the fact that some of the contracts we have with customers are longer-term in nature and, if freight rates should rise or our operating costs increase, we may not be able to make the necessary adjustments to the contractually agreed rates to capitalize on such increased freight rates or address such increased operating costs until the existing contracts expire. These factors could have a material adverse effect on our business, results of operations and financial condition.

The freight forwarding and contract logistics industries in which we operate are also highly competitive, and we expect them to remain so for the foreseeable future. If we do not have sufficient market presence or are unable to differentiate ourselves from our competitors, we may not be able to compete successfully against other logistics companies. We face competition in these businesses from other freight forwarders, integrated carriers, logistics companies and third-party freight brokers, and we may face competition in the future from participants and new entrants outside our traditional competitors, such as the shipping lines, e-commerce platforms, alternative delivery systems, direct-to-consumer shipping and freight exchanges. Increased competition in the freight forwarding and contract logistics industry may result in loss of market share and market position, reduced revenues and margins, any of which could adversely affect our business, results of operations and financial condition. The competition we face may also increase as a result of consolidation within the freight forwarding and contract logistics industries. Some of our actual and potential competitors have significantly greater financial resources than we do, which may make it difficult for us to compete successfully with them. If, as a result of consolidation, increased digitization, alliances or otherwise, our competitors are able to obtain more favorable terms from suppliers, offer more comprehensive services to customers or otherwise take actions that could increase their competitive strengths, our competitive position and therefore our business, results of operations and financial condition could be materially adversely affected.

There are risks in connection with our alliances and cooperation agreements.

Market participants in the shipping industry have recently reshuffled their operating alliances on East-West trades, and the vast majority of our competitors are members of strategic alliances aimed at gaining a competitive edge through cost synergies, joint procurement and joint operations. We are both a part of and compete against such alliances. We also enter into cooperation agreements with other major carriers, which enable us to provide our customers with a range, geographic scope and departure frequencies that would not be possible solely with our own tanker vessel fleet. Such alliances and cooperation agreements also allow us to increase the size of the vessels we deploy as we benefit from pooled volumes and assets, and therefore lower unit costs and breakeven levels. The terms and conditions of these agreements may not receive regulatory approval, could change or could be terminated altogether. If this were to happen, we would lose the advantages conferred by them which would have a material adverse effect on the flexibility, scope and depth of our service offering, our ability to optimize freight schedules and capacities and our operating expenses. Any of these effects could lead to a potential loss of customers and have an adverse effect on our results of operations. Should such a scenario materialize, we could seek to enter into other cooperation agreements, but we may not be successful in doing so on similar terms or at all.

In particular, in the event that Ocean Alliance (of which we have been a member since April 1, 2017) is weakened by the expulsion, termination or otherwise discontinued membership (or non-participation due to internal problems) of one or more members, or in case we were to be expelled from Ocean Alliance or if the dissolution or a material change to the governing structures of Ocean Alliance were to be decreed under antitrust laws or other laws and regulations, we may lose our access to Ocean Alliance’s network. We would thus lose the advantages currently conferred by this network and would face a material adverse impact on the flexibility, scope and depth of our service offering and our ability to optimize schedules and capacities. Should such a scenario materialize, we could seek to form a similarly beneficial alliance with other industry members or to accede to a similar alliance, but we may not be successful in doing so on similar terms or at all. Such a scenario could have a material adverse effect on our business, financial condition and results of operations.

Tanker ship capacities have increased in recent years, leading to overload and congestion in certain ports.

In recent years, tanker ship capacities have increased globally at a faster rate than the rate at which some tanker ports have increased their capacities. This has led to considerable delays in the processing of tanker shipments in affected ports, many of which (such as in the United States) cannot accommodate larger ships. As a result of longer load and unload times, increases in tanker ship capacities could lead to further port congestion, which could have a material adverse effect on shipping traffic on affected services. Although congestion has been less of an issue during the COVID-19 pandemic, vessels we service have still encountered delays (of up to 40 days in some cases) due to port-specific congestion problems in countries such as Nigeria that are beyond our control. The current industry order book is also heavily skewed towards larger vessels; as of July 2020, the industry order book comprised 31 ULCVs, representing 35% of the total order book in terms of TEU capacity (source: Drewry, July 2020). Should the infrastructure and related port facilities not be adapted accordingly, this could exacerbate issues with congestion as these ultra-large vessels are delivered and replace smaller vessels. Decisions on port expansions are made by national or local governments and are outside our control, determination or influence. Such decisions are made on the basis of local policies and concerns. While we seek to continue securing port access by directly investing in port terminals where we have significant operations, we could face political and administrative challenges in doing so, as ports are generally considered strategic assets. Furthermore, major ports could close for a shorter or longer period of time due to maintenance works, natural disasters or other reasons beyond our control. We currently have interests in, or agreements related to 50 terminals around the world (47 of which are in operation and three are in development or under acquisition), which allows us to gain “most favored nation” status and preferred access to berths and affords us greater control over port activities. See “Business—Services—Terminal Facilities”. Notwithstanding the foregoing, we cannot assure you that our efforts to secure port access by investing in port facilities or otherwise will be successful. Port overload and congestion and otherwise insufficient or delayed access to ports could have a material adverse effect on our business, results of operations and financial condition.

Political, economic, social, natural and other risks in the markets where we have operations could cause serious disruptions to our business.

We operate in many countries around the world, including emerging markets such as the Middle East, and are exposed to risks of political unrest, war, terrorism, piracy, natural disasters, widespread transmission of communicable infectious diseases as well as economic and other forms of instability, which may adversely affect local and regional economies. Each of these and other factors may lead to disruption to our or our customers’ businesses and seizure of, or damage to, our assets or pure economic loss. These events could also cause the destruction of key equipment and infrastructure (including inland infrastructure such as railroads and highways) and the partial or complete closure of ports and sea passages, such as the Suez or Panama canals or other important bottleneck routes, potentially resulting in higher costs, congestion of ports or sea passages, vessel delays and cancellations on some of our lines.

Additionally, we maintain operations in various markets which could be particularly affected by volatile economic or political environments and we are pursuing growth opportunities in certain newly developed and emerging markets. These investments may expose us to heightened risks of economic and geopolitical uncertainty, or other such events, such as restrictive currency exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism. There can be no assurances that any of the above developments will not occur and these or any other factors giving rise to a significant deterioration in market conditions or international trade activity could reduce demand for our products and services and have a material adverse effect on our business, financial condition or results of operations.

We are subject to the risk of unilateral governmental or quasi-governmental action and regulation in the countries in which we operate. Such risks include sanctions that prohibit trade in particular areas, restrictive actions such as vessel arrest, limitations on vessel operations or local ownership requirements, compulsory acquisition of our assets with no compensation or with compensation below market value, loss of contractual rights and requisition (i.e., situations in which a government takes control, or becomes the owner, of a ship and effectively becomes the charterer at dictated rates).

Risks inherent in the operation of ocean-going vessels could affect our business and reputation.

The operation of ocean-going vessels carries inherent risks. These risks include the possibility of:

●	marine disaster;

●	environmental accidents, including oil and hazardous substance spills;

●	grounding, fire, explosions and collisions;

●	accidents resulting from the handling or transport of dangerous or hazardous goods;

●	cargo and property losses or damages (including total loss of vessels);

●	business interruptions caused by mechanical failure, information technology (“IT”) system outages, cyber-attacks, human error, war, sabotage, political action in various countries, or adverse sea or weather conditions;

●	work stoppages or other labor problems with staff serving on vessels and at ports, substantially all of whom are unionized or covered by collective bargaining agreements;

●	piracy and terrorism;

●	search and rescue operations, which could lead to business interruption or interfere with the safety and security of a vessel; and

●	delays, restrictions or business interruption due to trading in areas affected by disease outbreaks.

Any of the above occurrences could result in death or injury to persons, loss of property or environmental damages, delays in the delivery of cargo, loss of revenues from or termination of charter contracts, governmental fines, penalties or restrictions on conducting business, higher insurance rates, and damage to our reputation and customer relationships generally. The involvement of one or more of vessels we service or may own in the future in an environmental disaster could also harm our reputation as a safe and reliable tankership owners and operator. Any of these circumstances or events could have a material adverse effect on our business, results of operations and financial condition.

Acts of piracy against ocean-going vessels could adversely affect our business and results of operations.

Acts of piracy have historically affected ocean-going vessels, including tanker ships, trading in certain regions of the world, such as South East Asia, the Gulf of Aden, the Indian Ocean off Somalia and the Gulf of Guinea. We operate significant lines in these areas. Since 2008, the frequency of piracy incidents against commercial shipping vessels has increased significantly, particularly in South East Asia and Gulf of Guinea, while it has decreased in the Gulf of Aden and the Indian Ocean since 2012. The Gulf of Guinea has more recently become increasingly dangerous for tankers; during 2019, 91 acts of piracy were identified, including 27 hijackings (source: International Maritime Bureau’s Piracy & Armed Robbery Report). If any vessels we service or may own in the future are hijacked by pirates, we could be forced to pay significant ransoms to secure their release. In case of ransom, payments would be performed via our insurers, with whom we have dedicated contracts. Furthermore, because vessels we service or may own in the future are sometimes deployed in regions characterized by insurers as “additional premium” zones or Joint War Committee or “war and strikes” listed areas or areas of “perceived enhanced risk,” such as the Gulf of Aden, the Southern Red Sea and the Indian Ocean (up to southern Sri Lanka), Somalia, the Arabian Sea, the Gulf of Oman and the Gulf of Guinea, we pay significantly higher premiums for insurance coverage in these regions. The list of areas of perceived enhanced risk is subject to continual review and amendment. Both passive measures (such as anti-piracy routing, tracking piracy attacks, minimum transit speeds, razor wires and citadels) and active measures (such as armed guards on board most vulnerable vessels (below 4,000 TEUs)) are implemented on board vessels we service or may own in the future transiting in areas known for piracy, which may cause us to incur increased expenditures for the heightened security measures to protect our crews. Moreover, in spite of our efforts to address the risk of piracy, we cannot guarantee that such measures will be effective in preventing one or more of ships and crews under our management from being attacked or hijacked by pirates, and, in the case of an increase in the frequency of acts of piracy, we may be unable to obtain adequate insurance to fully cover losses from acts of piracy (including payment of any ransom) or similar incidents.

Labor disturbances could disrupt our business.

Labor in the shipping industry in most of the jurisdictions in which we operate, and in France in particular, is organized for collective bargaining by maritime trade unions. Future industrial action, or the threat of future industrial action, by labor unions in response to any future efforts by our management to reduce labor costs, restrain wage increases or modify work practices could constrain our ability to carry out any such efforts. Our operations also depend on stevedores and other workers employed by third parties at the ports at which our ships call. Industrial action or labor unrest with respect to outside labor providers could prevent us from carrying out our operations according to our plans or needs. For example, at the end of 2014 and 2015, ports on the west coast of the United States experienced significant delays due to congestion that was largely caused by labor disputes, which caused operational challenges and increased costs for many companies in the shipping industry. Any unrest or labor disturbances in the ports in which we operate could materially and adversely affect our business, results of operations and financial condition.

In some countries or some skill groups, we could face labor shortages.

The continued success of our business is dependent on our ability to hire and retain crews for our services. At times, it can be difficult to obtain qualified crew members. There is a small pool of qualified professionals available to crew vessels and we are highly dependent on in-house training and promotion. This risk materialized recently as travel restrictions related to the COVID-19 pandemic affected our ability to rotate crews on schedule. To the extent that limitations on the availability of suitable crew affect our ability to expand our business or take on new contracts this could have a material adverse effect on our business, results of operations and financial condition.

The logistics industry is facing recruitment challenges in several geographies, either because of low labor availability, unattractiveness of the job profiles, insufficient competitiveness of terms and conditions or the effect of an ageing workforce. In particular, the trucking industry in the United States and in Europe is facing a growing shortage of drivers and the industry has struggled to attract new drivers. In other regions, rising labor costs and staff turnover is high as employees leave the group or the industry if they find more attractive jobs elsewhere. These developments can be acute and chronic and could adversely affect our business, results of operations and financial condition.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us. If we do not meet these standards, our business and/or our ability to access capital could be harmed.

Additionally, certain investors and lenders may exclude shipping companies, such as us, from their investing portfolios altogether due to environmental, social and governance factors.  These limitations in both the debt and equity capital markets may affect our ability to develop as our plans for growth may include accessing the equity and debt capital markets.  If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness. Further, it is likely that we will incur additional costs and require additional resources to monitor, report and comply with wide ranging ESG requirements.  The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which vessels service or may own in the future operate or are registered, which can significantly affect the ownership and operation of vessels we service or may own in the future. These requirements include, but are not limited to, the International Convention for the Prevention of Pollution from Ships of 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 and herein as MARPOL, including the designation of emission control areas, ECAs, thereunder, the International Convention on Load Lines of 1966, or the LL Convention, the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocol in 1976, 1984 and 1992, and amended in 2000, and generally referred to as the CLC, the International Convention on Civil Liability for Bunker Oil Pollution Damage, or Bunker Convention, the International Convention for the Safety of Life at Sea of 1974, or SOLAS, the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, the U.S. Oil Pollution Act of 1990, or OPA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the U.S. Clean Water Act, or the CWA, the U.S. Clean Air Act, or the CAA, the U.S. Outer Continental Shelf Lands Act, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, and European Union regulations. Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of our customer vessels or vessels we acquire in the future.

Furthermore, events like the explosion of the Deepwater Horizon and the subsequent release of oil into the Gulf of Mexico, or other events, may result in further regulation of the shipping industry, and modifications to statutory liability schemes. Thus, we may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions including greenhouse gases, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents. These costs could have a material adverse effect on our business, results of operations, cash flows and financial condition. A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations.

Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Because such conventions, laws and regulations are often revised, we cannot predict the ultimate cost of complying with such conventions, laws and regulations or the impact thereof on the resale price or useful life of vessels that we may acquire. Additional conventions, laws and regulations may be adopted which could limit our ability to do business or increase the cost of our doing business and which may materially adversely affect our operations. We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. Under OPA, for example, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. An oil spill could result in significant liability, including fines, penalties and criminal liability and remediation costs for natural resource damages under other federal, state and local laws, as well as third-party damages. We are required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents. There can be no assurance that any such insurance we have arranged to cover certain environmental risks will be sufficient to cover all such risks or that any claims will not have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay dividends. If the damages from a catastrophic spill exceeded our insurance coverage, it would severely and adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.

Environmental requirements can also require a reduction in cargo capacity, ship modifications or operational changes or restrictions, lead to decreased availability of insurance coverage for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in certain ports. Under local, national and foreign laws, as well as international treaties and conventions, we could incur material liabilities, including clean up obligations and natural resource damages in the event that there is a release of bunkers or hazardous substances from vessels we manage or potentially own or otherwise in connection with our operations. We could also become subject to personal injury or property damage claims relating to the release of hazardous substances associated with our existing or historic operations. Violations of, or liabilities under, environmental requirements can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of vessels we service or may own in the future.

We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. We have obtained documents of compliance for our offices and safety management certificates when required by the United Nations’ International Maritime Organization (the “IMO”). The document of compliance (the “DOC”) and the safety management certificate (the “SMC”) are renewed as required.

In addition, vessel classification societies also impose significant safety and other requirements on our operations and the vessels we service or may own in the future. In complying with current and future environmental requirements, vessel-owners and operators may also incur significant additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become stricter in the future and require us to incur significant capital expenditures on crews to keep them in compliance.

The operation of our business is also affected by other government regulation in the form of international conventions, national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the country or countries of their registration. Because such conventions, laws, and regulations are often revised, we may not be able to predict the ultimate cost of complying with such conventions, laws and regulations or the impact thereof on the resale prices or useful lives of vessels we service or may own in the future. Additional conventions, laws and regulations may be adopted which could limit our ability to do business or increase the cost of our doing business and which may materially adversely affect our operations. We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and financial assurances with respect to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has 700,000,000, $0.0001 par value shares of common stock authorized. On September 30, 2021, and December 31, 2020, there were 406,548,757 and 26,384,673 common shares issued and outstanding, respectively.

For the year ended 2020, the Company issued a total of 428,400 shares of common stock for cash proceeds of $214,200 and a total of 512,273 shares of common stock for services rendered at a value of $66,100.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued exactly 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, exactly 217,310,305 shares of restricted common stock were issued to Mr. Konstantinos Galanakis, and 156,271,400 shares of restricted common were issued to Mr. Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Mr. Theofanis Anastasiadis. As a result, there are no shares of Series A Preferred Stock issued and outstanding.

Additionally, for the nine months ended September 30, 2021, the Company issued 1,016,665 shares of common stock for cash proceeds of $111,833.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELVICTOR GROUP, INC.

Dated: November 15, 2021	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive Officer (principal executive officer)

Dated: November 15, 2021	By:	/s/ AiKaterini Bokou
Aikaterini Bokou
Chief Financial Officer (principal financial officer and principal accounting officer)