Form 10-K
period 2021-12-31
Elvictor Group, Inc.
filed 2022-03-31
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-225239

Elvictor Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-3296328
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Vassileos Constantinou 79

Vari, 16672, Attiki, Greece

(Address of principal executive offices)

Registrant’s telephone number, including area code: (877) 374-4196

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the Company’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2021, as reported on the OTC Markets on that date, was $8,361,429.

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of March 31, 2022 was 414,448,757.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

TABLE OF CONTENTS

GENERAL INFORMATION

i

SPECIAL NOTE

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Elvictor,” “ELVG” or “our business” refer to Elvictor Group, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any such forward-looking statements that are not statements of current or historical facts. It should be understood that it is not possible to predict or identify all factors, future events or circumstances that may have an impact on the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Consequently, the following should not be considered to be a complete discussion of all potential factors, risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	the inability to attract or retain qualified seafarers due to a number of factors such as, but not limited to, the ongoing COVID-19 pandemic and the war in the Ukraine;

●	our success in recruiting and retaining our directors, officers, and key employees;

●	our ability to compete effectively within our industry, as many of our competitors may have significantly greater financial and operational resources, greater marketing reach, and broader geographic presence than we do;

●	public health threats, particularly the COVID-19 pandemic, which has impacted and continues to impact the Company and others in the industry in many ways, including amended regulation on crew members;

●	fluctuations in global economic conditions may significantly reduce the demand for our services and adversely impact our business and results of operations;

●	changing regulatory, economic, political and governmental conditions may impact industries and markets in which the Company currently operates;

●	effect of rising inflation on our business, as well as the businesses of our customers;

●	the effect of fluctuations in the price of oil and natural gas on the businesses of our clients may negatively impact our business and results of operations;

●	impact of the war in the Ukraine on crewing and the global shipping industry, including our ability to continue effectively serving our clients due to a shortage of qualified seafarers;

●	our ability to effectively manage our business and deliver services to our customers depends significantly on the reliability and capacity of our technology systems;

●	our reliance on our technology and cybersecurity procedures to effectively collect, protect and store sensitive and confidential information, including our proprietary business information, as well as information pertaining to our customers, employees, and business partners; and

●	the increased cost of compliance with regulatory obligations, including due to the data privacy regulations enacted in various jurisdictions in the U.S. and throughout the world.

ii

The forward-looking statements contained in this Report reflect our current expectations and beliefs concerning future developments and their potential impact on our operations and business. Future developments affecting us may not be those that we have anticipated. Should one or more of these factors, risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those discussed in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

iii

PART I

Item 1. Business

Overview

Elvictor Group, Inc., a Nevada corporation, was incorporated on November 3, 2017 under the name of Thenablers, Inc. (“Thenablers”) and initially operated as an international business development organization with a focus on design and execution of market strategies for its clients. In October 2019, Konstantinos Galanakis (our Chief Executive Officer), Stavros Galanakis (our Vice President and Chairman of the Board), Christodoulos Tzoutzakis (our Chief Operating & Technology Officer) and Theodoros Chouliaras (serving as the Company’s CFO at that time) were appointed as directors of the Company, and all of the directors then serving in connection with the business of Thenablers resigned (Panagiotis Lazaretos, Sotirios Foutsis and Theofylaktos Petros Oikonomou). Those changes took place to promote the business by bringing in management with specific knowledge in line with current business of the Company. At the time of appointment of the new directors, Thenablers issued to Mr. Konstantinos Galanakis, Mr. Stavros Galanakis, Aikaterini Galanaki and Theodoros Chouliaras an aggregate of 80,000,000 shares of newly designated “Series A Convertible Preferred Stock in exchange for an aggregate purchase price of $30,000 and the transfer of all of the business of Elvictor Crew Management Ltd to the Company, including all existing crew management contracts, the transfer of which began in the fourth quarter of 2020 and concluded at the end of 2021. The 80,000,000 shares of Series A Convertible Preferred Stock, which voted with the Company’s common stock, on an as-converted basis, and were converted into 395,220,000 shares of common stock issued to Mr. Konstantinos Galanakis and Mr. Stavros Galanakis on April 8, 2021, pursuant to the terms of a Settlement Agreement, resulted in a change in control of the Company.

On November 5, 2019, Mr. Konstantinos Galanakis was appointed as the Chief Executive Officer and Mr. Stavros Galanakis as the Chairman of the Company. On December 13, 2019, with consent of the shareholders, the name of the Company was changed from “Thenablers, Inc.” to “Elvictor Group, Inc.” with the Secretary of State for the State of Nevada. On February 27, 2020, upon receipt of FINRA’s approval, the Company’s trading symbol in the OTC Pink Open Market was changed to “ELVG.”

On August 8, 2020, the Company formed a wholly owned subsidiary in Vari, Greece, called Elvictor Group Hellas Single Member SA. This subsidiary provides back-office services to the Company and its crew management subsidiaries in connection with human resources issues, drafting of agreements, tax and other accounting advice, and administrative support.

In September 2020, the Company began focusing its business operations on providing crew management services to vessels around the world. In October 2021, the Company acquired 100% of the outstanding equity interests of Ultra Shipmanagement, Inc., a Marshall Islands company (“Ultra Shipmanagement”) owned by Mr. Konstantinos Galanakis and Mr. Stavros Galanakis in consideration for the payment of $2,500 by the Company, upon which Ultra Shipmanagement, Inc., became a wholly owned subsidiary of the Company and through which we began offering ship management services. On January 10, 2022, we formed a wholly owned subsidiary in Cyprus, ELVG Crew Management Limited, which provides crew management services.

Together with our wholly owned crew management subsidiaries, Elvictor is a crewing and crew management company responsible for sourcing, recruitment, selection, deployment, scheduling, training, and on-going management of seafarers. Our services also include administrative functions related to crew management services, including payroll services, travel arrangements, and verifying the insurance coverage information of all onboarded seafarers. Our Company benefits from over 65 years of combined experience in various value adding activities of the shipping sector such as ship management, technical management, ship agency, crewing and crew management of Mr. Stavros Galanakis and Mr. Konstantinos Galanakis.

We currently manage over 2,500 seafarers of seven different nationalities who are aboard seven different ship types. On any one day, we manage over 250 seafarers traveling worldwide while processing over 500 multilingual applicants daily, supporting our clients.

Recent Developments

Since September 2020, the Company has entered into Crew Management Agreements (the “Crew Management Agreements”) with several vessel operators (the “Shipowners”), pursuant to which the Company performs standard crew management for the Shipowners’ vessels. The Crew Management Agreements continue until they are terminated by us or the Shipowners, where following a formal written notice of termination, the agreement shall terminate upon expiration of a one month period from the date upon which such notice was given. Each Agreement is tailor made based on the requirements of the client and the payment that the Company receives depends on the number of the crew, the different mix of officers and ratings as well as the type and the size of the vessel.

In October 2020, we entered into an agreement with Elvictor Crew Management Ltd., which is owned by Aikaterini Galanaki, wife of Stavros Galanakis and mother of Konstantinos Galanakis, for the provision of consultancy services, to perform the running and management of the Company’s crew management contracts with third parties and provide key personnel for these services. These services include supplying crew for individual vessels, ensuring that crew has passed the required medical examinations and ensuring applicable laws are met regarding the crew members.

From October to December 2020, the Company entered into subordinated convertible notes with various investors, whereby the Company borrowed $405,725. The funds were all received in 2020 and had maturity dates three months from their respective issuance dates with no interest accruing throughout the term of the notes. The convertible notes were convertible at a fixed conversion price of $0.11 and the principal amount of the convertible notes was payable at the Company’s option in stock, by requiring the holders to convert their convertible notes into shares of the Company’s common stock, automatically at (a) the end of the three months or (b) the Company issues certain dividends in the form of common stock to existing shareholders. On February 5, 2021, the Company converted the then outstanding balance of $405,725 of convertible notes into 3,688,419 shares of common stock at $0.1103 per share. Additionally, between January 1, 2021 and January 29, 2021, the Company issued 1,016,655 shares of common stock to various investors for an aggregate proceeds of $111,833 at $0.11 per share.

On April 8, 2021, the Company received and accepted the resignation of Theofylaktos Petros Oikonomou from the role of Chief Financial Officer, and the Board also accepted the consent of a majority of the voting interests of the Company to remove Mr. Panagiotis Tolis from his position as a Director of the Company.

On April 27, 2021, the Board formally accepted the consent of a majority of the voting interests of the Company to remove Georgios Xiradakis, Theodoros Nikolopoulos, and Lampros Chachalis from their respective positions as directors of the Company pursuant to Nevada law and Section 3.5 of the Bylaws of the Company.

On May 25, 2021, the Board approved the appointment of Stavros Galanakis, who already held the position of Chairman, to the position of Vice President of the Company and approved the appointment of Aikaterini (“Katerina”) Bokou to the position of Chief Financial Officer.

On November 15, 2021, the Company entered into a Software License Agreement (the “License Agreement”) with Seatrix Software Production Single Member S.A. (the “Licensor”), effective as of January 1, 2022, replacing a prior software license agreement entered into on April 1, 2021. Seatrix Software Production Single Member S.A. is a company owned and controlled by Mr. Konstantinos Galanakis, our Chief Executive Officer. Pursuant to the terms of the License Agreement, the Licensor granted to the Company an exclusive and non-transferable license to use the Licensor’s crew management software. In consideration for this license, the Company agreed to issue to the Licensor 7,000,000 restricted shares (the “License Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”). The License Shares were issued to the Licensor on January 19, 2022.

On January 19, 2022, the Company issued an aggregate of 900,000 shares of common stock to certain directors and former directors for past services provided to the Company.

Our Services

Crewing and Crew Management Services

Crewing is a key ship management service and refers to the selection, recruitment and training of the essential on-board crews. Crew managers source crew members for particular periods considering the specific needs on-board our clients’ vessels, the availability of crew members at the location of the vessels, and the vessels’ schedules.

We provide services that cover all the types of crew management activities. These activities include the sourcing and preliminary screening of seafarers, the matching of crew members with ship owning companies, and submission of employment proposals to them. We also direct seafarers to health clinics, record in our databases the results of their medical examinations, helping verify that the seafarers are fit and ready to perform their assignments. The company also keeps records of the travel and Standards of Training, Certification and Watchkeeping (“STCW”) documents which are required for the seafarers to board our clients’ vessels and perform services thereon. This is a highly complex procedure, given the number of seafarers handled on a daily basis, and requires us to process and store sensitive information (such as, but not limited to, the health records of the seafarers). Because of this, the Company is obligated to comply with data privacy regulations in the United States, as well as the General Data Protection Regulation (“GDPR”) of the EU.

The Company briefs the seafarers on the details of their new assignment and ensures their familiarization with the tasks to be fulfilled. As soon as this step is completed, the Company makes the necessary travel arrangements, including booking of tickets, to ensure that the seafarers reach their destination port and embark the vessel safely and in a timely manner. Upon completion of the assigned trip, each seafarer undergoes a disembarkation and briefing procedure, during which seafarers may submit complaints related to previous assignments, state whether they would like to rejoin the specific ship company for further assignments, request to be promoted and/or effectively communicate any number of other issues.

For each of the aforementioned services the Company charges its clients a fee based on the salary of each seafarer, the seafarer’s rank, and the type of the vessel in which the seafarer is employed (i.e. bulker, tanker, liquefied petroleum gas tanker or container ship). Most of the Company’s revenues are recognized primarily under long-term contracts, including those for which revenues are based on either a fixed price, or cost-plus-fee basis, and primarily as performance obligations are satisfied. Revenue from crew manning and management services where the Company acts as a principle is recognized as gross revenue and when acting as an agent, revenue is recognized as net revenue in the accounting period in which the services are rendered.

Until the first quarter of 2022, we outsourced the provision of crewing and crew management services to Elvictor Crew Management Ltd. Beginning in April 2022, we intend to reduce the amount of crewing and crew management services that we outsource by providing such services directly by the Company or through our subsidiaries. The formation of our wholly owned subsidiary ELVG Crew Management Ltd in January of 2022 was done with the intent of providing such services through this subsidiary.

Ship Management Services

Ship management services include the technical and financial fleet management, the crew management and procurement process, as well as compliance with quality and safety standards:

●	The technical management includes the maintenance of the machinery and repair work of the ship to ensure the technical availability of the vessel.

●	Crew management is also a key ship management service and refers to the recruitment, composition and employment of the essential on-board crews. Ship managers hire crew members for particular periods considering the specific needs on-board, the availability of crew members at the location of the vessel and the vessel schedules.

●	Financial management includes finance and accounting, provision of data and performance measurement of the vessel.

●	Finally, ship managers provide spare parts, supplies and services to keep the vessel ready to sail, and also arrange compliance with regulations and quality standards, health, safety and environment standards, insurance and claims handling services.

The Company intends to expand the services it offers by also providing ship management services. In furtherance thereof, we acquired Ultra Shipmanagement from Mr. Stavros Galanakis and Mr. Konstantinos Galanakis, which has received its Det Norske Veritas AS approved Interim Document of Compliance provided under the authority granted by the Government of the Republic of the Marshall Islands, and specialized personnel has also been employed by the Company. The Interim Document of Compliance is the license required for a ship management company to start providing its services.

Competition

Many of our competitors have significantly greater financial and operational resources, longer operating histories, greater marketing and advertising capabilities, and broader geographic presence than we and our subsidiaries do. Our competitors may be better positioned to outmaneuver us in the market by offering more competitive pricing and by spending significantly greater resources on advertising. Our current and potential competitors may be able to expand into markets in which we and our subsidiaries currently operate, and we and our subsidiaries are vulnerable to the marketing power and potentially significantly higher level of customer brand recognition of our larger competitors. Many of our competitors offer services that are more extensive than the services we together with our subsidiaries currently offer, and may offer such services at a price point that we may be unable to compete with.

Our competitors in ship and crew management can be separated into three broad categories:

(a)	Local manning companies focused on specific geographical markets situated in their countries of domicile (Ukraine, Sri Lanka, Philippines, etc.), which provide isolated services encompassing ship personnel.

(b)	In-house ship and crew management departments of ship owning companies that usually own a substantial number of vessels.

(c)	Crew & Ship management companies providing crew management services to third parties.

We believe that we can compete effectively with our competitors though

(i)	Our access to the biggest seafarer-supplying countries, through established relations with related or third-party companies;

(ii)	Our smaller size and simpler internal structure can be more flexible to the specific requirements of each client and can offer a tailor-made approach both in the services and pricing allowing to present an attractive alternative solution to many ship owning companies;

(iii)	Our crew management platform designed to allow our personnel to collaborate with many different cultures in many different time zones with ever rising complexities, presenting a uniform service level to our clients regardless of the point of origin of the crew; and

(iv)	Our public status that provides transparency to our operations and financial performance covering our clients ESG requirements.

As we grow our operations and venture into new products and solutions, we anticipate competitive pressures to increase, particularly from established firms that find our solutions disruptive.

Government Regulation

We are subject to numerous laws and regulations in the United States and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including, but not limited to those regarding privacy, data security, intellectual property, taxation, wage and hour, sick pay and leaves of absence, anti-discrimination and harassment, whistleblower protections – just to name a few. We are obligated to have compliance procedures in place and to remain diligent in keeping abreast of changes in labor regulations, maritime regulations, and other trade regulations that affect our customers in order to amend our procedures. Because we are performing cash transfers to and on behalf of the crew members, we need to comply with banking regulation that applies for EU, UN and OFAC sanctions as provided to us by the banks.

The General Data Protection Regulation (“GDPR”) that has been adopted by the European Union is considered in our operations and all the required consents from the crew members are provided at the local offices on behalf of the Company for processing personal data.

As we begin to roll out additional services and solutions, we may find certain aspects of our operations fall under regulatory regimes governing the specific products or the Company as a whole. For example, if we begin to provide ship management services, we may fall under certain shipping regulations.

Employees and Consultants

As of December 31, 2021, we had 10 full time employees, not including our Chief Executive Officer and our Chairman of the Board of Directors and Vice President (“VP”).

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to include the disclosure required under this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal business and corporate address is Vassileos Constantinou 79, Vari, 16672, Attiki, Greece. The space is being provided through a lease agreement with the wife of Mr. Stavros Galanakis at a monthly cost of €3,500 and a termination date of December 31, 2022.  We consider our office space adequate for our current operations.

Item 3. Legal Proceedings

Currently, the Company is not involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the Pink Open Market under the symbol “ELVG.” The following table sets forth the quarterly high and low daily close for our Common Stock for the two years ended December 31, 2021. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s Common Stock.

	Price Range
	High	Low
Year ended December 31, 2020
First Quarter	$0.25	$0.18
Second Quarter	$0.53	$0.07
Third Quarter	$0.23	$0.07
Fourth Quarter	$0.20	$0.02
Year ended December 31, 2021
First Quarter	$0.18	$0.07
Second Quarter	$0.29	$0.07
Third Quarter	$0.27	$0.05
Fourth Quarter	$0.08	$0.03

The over the counter market does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the over the counter market may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding over the counter market. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the over the counter market.

Holders

As of March 31, 2022, the Company had 414,448,757 outstanding shares of Common Stock and 87 shareholders of record.

Dividend Policy

Holders of Common Stock are entitled to receive dividends as may be declared by the Company’s Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. Although the Company has paid dividends to stockholders in shares of Common Stock, it has never declared or paid any cash dividends, and the Company does not anticipate paying cash dividends on the Common Stock at any time in the foreseeable future. The Company’s Board of Directors currently plans to retain earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted an equity compensation plan.

Recent Sales of Unregistered Securities

We did not issue any securities in unregistered transactions during the fiscal year covered by this report that have not been previously reported in a Form 10-Q or Form 8-K.

Repurchases of Equity Securities

We did not repurchase any equity securities during the year ended December 31, 2021.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements,” above.

Organizational Overview

Together with our wholly owned crew management subsidiaries, Elvictor is a crewing and crew management company responsible for sourcing, recruitment, selection, deployment, scheduling, training, and on-going management of seafarers. Our services also include administrative functions related to crew management services, including payroll services, travel arrangements, and verifying the insurance coverage information of all onboarded seafarers. Our Company benefits from over 65 years of combined experience in various value adding activities of the shipping sector such as ship management, technical management, ship agency, crewing and crew management of Mr. Stavros Galanakis and Mr. Konstantinos Galanakis.

Through the crew management platform developed by our affiliate, Seatrix, our personnel can collaborate with many different cultures in many different time zones with ever rising complexities, presenting a uniform service level to our principals, regardless of the point of origin of the crew. This innovation allows us to hire junior operators, who after a short training procedure are able to serve our principals with high quality standards, helping Elvictor be cost effective while maintaining the highest possible service level.

We currently manage over 2,500 seafarers of seven different nationalities who are aboard seven different ship types. On any one day, we manage over 250 seafarers traveling worldwide while processing over 500 multilingual applicants daily, supporting our clients.

The Company intends to expand the services it offers by also providing ship management services. In furtherance thereof, we acquired Ultra Shipmanagement from Mr. Stavros Galanakis and Mr. Konstantinos Galanakis, which has received its Det Norske Veritas AS approved Interim Document of Compliance provided under the authority granted by the Government of the Republic of the Marshall Islands, and specialized personnel has also been employed by the Company. The Interim Document of Compliance is the license required for a ship management company to start providing its services.

Results of Operations

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2021 and 2020 and statements of operations and cash flows for the year ended December 31, 2021 and 2020.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc. as of December 31, 2021 and 2020 and the results of controlled subsidiaries for the year then ended. Elvictor Group, Inc. and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts Receivable

For the year ended December 31, 2021 and 2020, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit valuation and specific circumstances of the customer and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful accounts. There is no interest charged on past due accounts.

The Company does not have an allowance for doubtful accounts as of December 31, 2021 or 2020.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Beneficial Conversion Features

The Company issued convertible bonds that resulted in a beneficial conversion feature. A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. The holder realizes a benefit to the extent of the price difference and the issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference represents an additional financing cost. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion of the convertible notes and the embedded derivative liability.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606 upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue recognized from contracts with customers is disclosed separately from other sources of revenue. ASC 606 includes guidance on when revenue should be recognized on a Gross (Principal) or Net (Agent) basis. ASC 6060 includes guidance.

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

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2021.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Subsequent Events

On January 19, 2022, the Company issued 7,000,000 restricted shares of Common Stock to Seatrix Software Production Single Member S.A., a company owned and controlled by Mr. Konstantinos Galanakis, pursuant to the Software License Agreement signed on November 15, 2021 for the exclusive and non-transferable license to use the Licensor’s artificial intelligence software in connection with the managing of shipping crews.

On January 19, 2022, the Company issued an aggregate of 900,000 shares of Common Stock to certain directors and former directors for past services provided to the Company.

Plan of Operations

In order to meet business goals, we must (a) execute effectively our current business of crew management; and (b) continue to focus on new business development in order to acquire new agreements.

In order to raise sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either the money that we raise from private placements, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

Beginning in September 2020, the Company has shifted all of its efforts to our shipping crew management business, assuming contracts with clients. This procedure continued throughout the year 2021. As a result, we were able to earn $466,568 for the year ended December 31, 2020 while for the year ended December 31, 2021 we increased our revenues to $2,387,020. We believe consistent growth in our shipping crew management operations is key to the success of our Company.

In the second quarter of 2021, we entered into an exclusive Software License Agreement with Seatrix Software Production Single Member S.A. in order to have the rights to use crew software that facilitates our operations. Through this agreement we are entitled to use the crew management platform and our personnel can collaborate with many different cultures in many different time zones with ever rising complexities, presenting a uniform service level to our principals regardless of the point of origin of the crew.

Results of Operations

Revenues

For the years ended December 31, 2021 and December 31, 2020, we generated $2,387,020 and $466,568 in revenues, respectively, representing an increase in revenue of $1,920,456 between the two years, or approximately 412%. The increase in revenues is due to continued onboarding of new crew management clients. We expect continued growth in the first quarter of 2022 and in the year 2022 as we continue to expand our client base. In addition, we acquired Ultra Shipmanagement in the Marshall Islands, which is now our wholly owned subsidiary, to begin ship management, increase revenues and adding another layer to our vertical service line.

Operating Expenses

For the years ended December 31, 2021 and December 31, 2020, we incurred $1,420,841 and $457,875 in operating expenses, respectively, representing an increase in operating expenses between the two periods of $962,929, or approximately 210%. The increase in operating expenses in 2021 is due to the launching of our shipping crew management services in September 2020 and increased the number of our employees, some of which employees are performing functions previously performed by third party professionals (reducing the professional fees). For the year ended December 31, 2021, salaries totaled $720,192, as compared to $59,931 for the year ended December 31, 2020, an increase of $660,261, or approximately 1,100%.

Net Loss and Gross Profit

For the years ended December 31, 2021 and December 31, 2020, we incurred a net loss of $43,164,740 and $449,057, respectively, representing an increase in the net loss of $42,715,683 between the two periods, or approximately 950%. This increase is due to the $43,147,786 loss recognition resulting from the non-cash conversion of the preferred shares outstanding to common shares despite the fact that the gross profit increased to $1,367,249 for the year ended December 31, 2021 from $97,733 for the year ended December 31, 2020, respectively.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the year ended December 31, 2021 of $432,130 compared to the deficit of $(128,071) for the year ended December 31, 2020, which is calculated as current assets minus current liabilities.

Cash flows for the year ended December 31, 2021

Net cash flow used in operating activities was $172,534 for the year ended December 31, 2021, compared to $302,116 used in operating activities during the December 31, 2020. This decrease was directly attributable to the decrease in the net loss, adjusted for non-cash items, year over year.

Net cash flow used in investing activities was $12,877, for the purchase of office equipment, and $0 for the years ended December 31, 2021 and December 31, 2020, respectively.

Net cash provided by financing activities was $150,133 for the year ended December 31, 2021, deriving mainly from the sale of common stock and $621,560 for the year ended December 31, 2020, mainly from the sale of convertible notes and Common Stock.

Cash Requirements

We require additional capital to implement our business development and fund our operations.

Since the crew management business started running, we have funded our operations primarily through equity financings and we expect that we will continue to fund our business through the equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all, which could harm our business plans, financial condition and operating results. We intend to continue to fund our business by way of equity or debt financing along with the revenues that can support the Company. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Contractual Obligations

As of January 1, 2022, our obligations and commitments to make future payments under a lease agreement that the Company pays on behalf of its subsidiary, Ultra Shipmanagement, is $13,644 for the years of 2022 and 2023, and $10,233 will be due by the year 2024.

Outlook

The outbreak of COVID-19 has adversely affected both our and our clients’ operations. During the pandemic there were cases where crew was likely to be unable to travel to join a vessel or be repatriated following the completion of their contract due to travel restrictions creating several challenges in our operations. Additionally, specialized staff such as inspectors were often restricted from accessing vessels and thus conducting the legally required inspections (safety, environmental, training, etc.), supplies was often difficult to reach the vessels and support from head offices could be of lower quality since a large part of the staff was working remotely. The Company was able to continue to operate with minor interruptions although the vast majority of our staff worked remotely from the beginning of the pandemic. However, in the future similar epidemics, pandemics or outbreaks may impact our business due to closures or restrictions requested or mandated by governmental authorities, disruption to supply chains and workforce, reduction of demand for our services, credit losses when customers and other counterparties fail to satisfy their obligations to us, among other factors.

The shipping industry and especially the crew management segments will likely continue to face increasing pressures, further due to the ongoing COVID-19 crisis, as well as due to the conflict in Ukraine. According to the International Chamber of Shipping (the “ICS”), which represents approximately 80% of the worlds’ merchant fleet, Ukrainian and Russian seafarers make up 14.5% of the global shipping workforce, with 198,123 Russian seafarers and 76,442 Ukrainians.

As ICS secretary general Guy Platten said: “The conflict in Ukraine is having a significant impact upon the safety and security of seafarers and shipping in the area. … As with COVID, seafarers are being exposed to issues not of their making. Multiple ships have been hit by munitions, seafarers have been killed and injured and seafarers of all nationalities are trapped on ships berthed in ports. It is of the utmost urgency that their evacuation from these areas of threat should be ensured by those States with the power to do so. The impact upon innocent seafarers and their families cannot be underestimated.”

The management team of Elvictor is assessing alternative plans to mitigate potential challenges arising from the ongoing war in the Ukraine, among other things.

The demand for our services depends on the demand for maritime shipping services which are subject to normal economic cycles affecting the general economy including the effect of increased inflation. Inflationary pressures may result to important increases to our operating costs that we may not be able to fully transfer to our clients thus affecting our profitability. Additionally, increase in operating costs of our clients may lead to delays in payments for our services and accumulation of bad debt, although as a Company we closely monitor their credit behavior to avoid such incidents. Additionally, significant deteriorations of economic conditions over a prolonged period could produce a material adverse effect on the demand for our services.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item 7A.

Item 8. Financial Statements and Supplementary Data

Financial Statements

of

ELVICTOR GROUP, INC.

(Formerly Thenablers, Inc.)

For the Year Ended December 31, 2021, and 2020

ELVICTOR GROUP, INC.

(Formerly Thenablers, Inc.)

TABLE OF CONTENTS – FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Elvictor Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Elvictor Group, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 31, 2022

ELVICTOR GROUP, INC.

Consolidated Balance Sheet

	December 31, 2021 (Audited)	December 31, 2020 (Audited)
ASSETS
Current Assets
Cash	$308,526	343,804
Accounts Receivable	427,482	258,990
Other Receivables	59,631	-
Other Receivables - Related Party	161,731	-
Prepaid expenses and other current assets	2,469	2,183
ROU Asset - Related Party	60,394	-
Total Current Assets	1,020,233	604,977

Long-term Assets
ROU Asset - Related Party	22,953	70,214
Office Equipment, net	10,619	-
Total Long-term Assets	33,572	70,214

Total Assets	$1,053,805	675,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$78,322	11,988
Trade Accounts Payable	88,253	63,231
Trade Accounts Payable - Related Party	84,223	22,538
Other Payables	206,200	156,308
Convertible Notes - net of discount	-	405,725
Lease Liability - Related Party	60,394	70,214
Accrued and Other Liabilities	30,613	1,246
Due to related party	40,098	1,798
Total Current Liabilities	588,103	733,048

Lon-Term Liabilities
Lease Liability - Related Party	22,953	-
Total Long-term Liabilities	22,953	-

Stockholders’ Equity/(Deficit)
Preferred stock, par value $0.0001; 100,000,000 preferred shares authorized; zero and 80,000,000 preferred shares issued and outstanding at December 31, 2021 and December 31, 2020 respectively	$-	8,000
Common stock, par value $0.0001; 700,000,000 common shares authorized; 406,548,757 and 26,384,673 common shares issued and outstanding at December 31, 2021 and December 31, 2020 respectively	$40,655	2,637
Additional paid in capital	$44,802,974	1,167,646
Accumulated deficit	(44,400,880)	(1,236,140)
Total Stockholders’ Equity/(Deficit)	442,749	(57,857)

Total Liabilities and Stockholders’ Equity	$1,053,805	675,191

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

Consolidated Statement of Operations

	For the Year Ended December 31, 2021 (Audited)	For the Year Ended December 31, 2020 (Audited)

Gross Revenue	$1,986,862	$386,984
Net Revenue	400,158	79,584
Total Revenue	2,387,020	466,568
Less: Cost of Revenue	370,193	116,911
Cost of Revenue - Related Party	649,578	251,924
Gross Profit	1,367,249	97,733
Operating expenses
Professional fees	356,472	239,572
Professional fees - Related Party	127,957	49,760
Salaries	720,192	59,931
Rent -Related Party	59,144	34,670
Other general and administrative costs	157,076	73,942

Total operating expenses	1,420,841	457,875

Loss from operations	(53,592)	(360,142)
Other Income (Expense)
Interest Expense	-	(94,140)
Other Income	-	6,465
Gov't Subsidy	36,712	-
Loss from Conversion of Preferred Stock to Common Stock	(43,147,786)	-
Total other expense	(43,111,074)	(447,817)

Net loss before income tax	$(43,164,666)	$(447,817)

Provision for income taxes	74	1,240

Net loss	$(43,164,740)	$(449,057)

Net Loss Per Common Stock
- basic and diluted	$(0.14)	$(0.02)
Weighted-average number of shares of common stock outstanding
- basic and diluted	306,360,531	21,420,725

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Cash Flows from Operating Activities
Net loss for the period	$(43,164,740)	$(449,057)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	2,257	-
Shares Issued for Services	-	66,100
Debt Discount - BFC	-	94,140
Loss on conversion of preferred stock to common stock	43,147,786	-
Changes in assets and liabilities
Accounts Receivable	(168,492)	(258,990)
Other Receivables	(59,631)	-
Other Receivables - Related Party	(161,731)	-
Prepaid expenses and other current assets	(287)	-
Value added tax (VAT)	-	(2,183)
Accounts Payable	66,336	6,488
Trade Accounts Payable	25,022	63,231
Trade Accounts Payable - Related Party	61,685	22,538
Other Payables	49,892	156,306
Income Tax Payable	-	1,246
Accrued and Other Liabilities	29,369	(1,935)
Net cash used for operating activities	$(172,534)	$(302,116)

Cash Flows from Investing Activities
Office Equipment	(12,877)	-
Net cash used for investing activities	$(12,877)	$-

Cash Flows from Financing Activities
Convertible Notes Payable	-	405,725
Due to related party	38,300	1,635
Sale of common stock	111,833	214,200
Net cash provided by financing activities	$150,133	$621,560

Net Increase (Decrease) in Cash	(35,278)	319,444

Cash at beginning of period	343,804	24,360
Cash at end of period	$308,526	$343,804

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	73	$-

Supplemental Non-Cash Investing and Financing Transactions
Common Stock issued to reduce convertible notes payable	$405,725	$-
Right-of-use assets obtained in exchange for operating lease obligations	61,863	70,214

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

Statement of the Changes in Shareholder's Equity

	Year Ended December 31, 2021
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	26,384,673	$2,637	80,000,000	$8,000	$1,167,646	$(1,236,140)	$(57,857)
Shares issued for cash	1,016,665	102	-	-	111,731	-	111,833
Shares issued for Convertible Bonds	3,688,419	370	-	-	405,357	-	405,727
Preferred Shares converted to Common	375,459,000	37,546	(80,000,000)	(8,000)	43,118,240	-	43,147,786
Net Loss for the Year Ended December 31, 2021	-	-	-	-	-	(43,164,740)	(43,164,740)
Balance, December 31, 2021	406,548,757	$40,655	-	-	$44,802,974	$(44,400,880)	$442,749

	Year Ended December 31, 2020
Balance, January 1, 2020	20,781,700	$2,078	80,000,000	$8,000	$210,980	$(204,297)	$16,761
Shares issued for cash	428,400	42	-	-	214,157	-	214,199
Shares issued for services	512,273	51	-	-	66,049	-	66,100
Shares issued for Dividend	4,662,300	466	-	-	582,320	(582,786)	-
Beneficial conversion feature of note discount	-	-	-	-	94,140	-	94,140
Net Loss for the Year Ended December 31, 2020	-	-	-	-	-	(449,057)	(449,057)
Balance, December 31, 2020	26,384,673	$2,637	80,000,000	$8,000	$1,167,646	$(1,236,140)	$(57,857)

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

(Formerly Thenablers, Inc.)

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc., formerly known as Thenablers, Inc., (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and new team in crew management in the shipping industry. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the company whose business became a part of the business of Thenablers in 2019, the “Elvictor Greece”) that has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing & crew management. Its professional core of activities includes crew management, and training of qualified crew personnel. With the gradual transfer of existing business from the private entity (Elvictor Greece) to the public (Elvictor Group, Inc.), the Company aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on digitalization, the Company plans on the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of Elvictor Group, Inc. on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. Working on a technologically oriented path, the Company is ideologically flexible and open to other avenues of international business for the successful and profitable diversification of its portfolio.

On December 13, 2019, pursuant to the approval of a majority of the voting interests for Thenablers, Inc., the Company filed a Certificate of Amendment with the Secretary of State for Nevada to change its name from “Thenablers, Inc.” to “Elvictor Group, Inc.”, to better reflect new business interests and to further apply for a corporate action with FINRA to have the name change approved and to change the symbol of the Company to “ELVG”.

Pursuant to the approval of that application to FINRA, and on February 27, 2020, the name of the Company was changed to Elvictor Group, Inc. on the OTC Markets, and the symbol for trading was changed to “ELVG”.

As of July 10, 2020, the Company founded a subsidiary in Vari, Greece to assist the management in facilitating the operations of the Company.

Additionally, the Company has purchased Ultra Ship Management, a Company incorporated in the Marshall Islands that is licensed to provide ship management services, who in turn established a subsidiary in Vari, Greece.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2021, and 2020, and statements of operations and cash flows for the year ended December 31, 2021, and 2020.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc. as of December 31, 2021 and 2020, and the results of the controlled subsidiaries in Vari Greece and the Marshall Islands for the year then ended. Elvictor Group, Inc. and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the year ended December 31, 2021 and 2020, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of December 31, 2021 and 2020. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Most of the Company’s revenues are recognized primarily under long-term contracts, including those for which revenues are based on either a fixed price, or cost-plus-fee basis, and primarily as performance obligations are satisfied. Professional services and other ancillary services are delivered, generally on a monthly basis and are separate and distinct deliverables. The Company’s performance obligation is generally satisfied on a monthly basis when its agency and related services are delivered.

The Company has the performance obligation to provide a crew for its customers, the shipping companies, and their ship managers. The Company utilizes its proprietary crew management platform to deliver crew management services to the ship owners. This crew management service is a monthly obligation that starts with the first stage of recruitment, to their transfer of crew to the vessel and continues to monitor the crew during the course of the contract until they disembark.

Revenue from crew manning services, agency fees and recruiting fees where Elvictor acts as a principal is recognized as gross revenue. When the company is acting as an agent, revenue is recognized as net revenue in the accounting period in which the services are rendered. Such revenues are from Allotment fees, communication, training fees, covid-19 fees and other sundry fees. For all fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period. The accounting treatment for the reporting of revenues may vary materially between whether the revenue is reported on a Principal (Gross) or an Agent (Net) basis.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2021 or 2020.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s financial statements upon adoption.

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

Subsequent Events

The Company has analyzed the transactions from December 31, 2021, to the date these financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of December 31, 2021, the Company has trade accounts receivable of $427,482 and other receivables of $221,362.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the CEO and Director.

The Company has entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. A total amount of $524,558 has been accrued for the related party Elvictor Crew Management Services Ltd as of December 31, 2021, for cost of services sold, included in the Cost of Revenue – Related Party. As of December 31, 2021, the Company has other receivables - related party of $161,731 from Elvictor Crew Management Ltd Cyprus.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the year ended December 31, 2021, the latter provided manning services to the Company of $98,670, included in the Cost of Revenue – Related Party, while as of December 31, 2021, the Company had a liability of $14,565.

On September 1, 2020, the Company signed an agreement with Qualiship Georgia Ltd for the latter to provide training of the qualified personnel. For the year ended December 31, 2021, we incurred $244,558 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualiship Georgia Ltd as of December 31, 2021, was $65,767 included under Trade Accounts Payable – Related Party.

On April 1, 2021, we entered into a Software License Agreement with Seatrix Software Production Single Member S.A. in order to have the rights to use crew software that facilitates our operations. We have incurred $106,015 IT expenses included under Professional fees – Related Party and we are liable for the amount of $18,107 presented in due to related party as of December 31, 2021.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the year ended December 31, 2021, the latter provided manning services to the Company of $26,350, included in the Cost of Revenue – Related Party, while as of December 31, 2021, the Company had a liability of $3,891.

NOTE 5 – LEASES

On July 10, 2020, the Company entered into a rental lease agreement with the wife of Mr. Stavros Galanakis for its subsidiary in Vari, Greece. The term of the lease is from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment of €5,000. Then, on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of €3,500.

On October 1, 2021 the Company entered into a second lease agreement with the wife of Mr. Stavros Galanakis for its new subsidiary in Vari, Greece, for Ultra Ship Management. The term of the lease is from October 1, 2021 to September 30, 2024 with a fixed monthly rental of €1,000.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. As of December 31, 2021, the discount rate was 2.85%.

The Operating Lease Expense is as follows:

	For the three months ended	For the year ended
	December 31, 2021	December 31, 2021
Operating Lease expense	$14,441	$58,144

The following table summarizes information related to the lease:

	For the three months ended	For the year ended
	December 31, 2021	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments	$14,441	$58,144

NOTE 6 – CONVERTIBLE NOTES PAYABLE

From October to December 2020, the Company entered into subordinated convertible notes with various investors, whereby the Company borrowed $405,725. The funds were all received in 2020 and had maturity dates three months from their respective issuance dates with no interest accruing throughout the term of the notes. The convertible notes were convertible at a fixed conversion price of $0.11 and the principal amount of the convertible notes was payable at the Company’s option in stock, by requiring the holders to convert their convertible notes into shares of the Company’s common stock, automatically at (a) the end of the three months or (b) the Company issues certain dividends in the form of common stock to existing shareholders.

In February 2021, the carrying value of the convertible notes was converted into shares of common stock and the balance in convertible bonds is zero as of December 31, 2021.

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is that the Company makes the bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables for crew wages is $206,200 as of December 31, 2021.

The balance in Other Accounts Payables also consist of $78,320 in Other Creditors and $30,613 in Payroll and Sales Tax Payable as of December 31, 2021.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, $0.0001 par value shares of common stock authorized. On December 31, 2021, and December 31, 2020, there were 406,548,757 and 26,384,673 common shares issued and outstanding, respectively.

For the year ended December 31, 2020, the Company issued a total of 428,400 shares of common stock for cash proceeds of $214,200 and a total of 512,273 shares of common stock for services rendered at a value of $66,100.

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

Additionally, for the year ended December 31, 2021, the Company issued 1,016,665 shares of common stock for cash proceeds of $111,833.

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

On April 8, 2021, the Company issued exactly 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of December 31, 2021.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch in Vari, Greece for the period commencing from July 10, 2020, through December 31, 2021, in the amount of €5,000 per month, pro rated for the first month July. The lessor, Mrs. Aikaterini Galanakis, is the wife of the Company’s president, Mr. Stavros Galanakis.

As of April 1, 2021, the Company terminated the lease and entered into a new the lease for the period of commencing from April 1, 2021, to December 31, 2022, with a monthly in the amount of €3,500 per month. On October 1, 2021 the Company entered into a second lease agreement with the wife of Mr. Stavros Galanakis for its new subsidiary in Vari, Greece, for Ultra Ship Management. The term of the lease is from October 1, 2021 to September 30, 2024 with a fixed monthly rental of €1,000.

NOTE 10 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The Company had federal net operating loss carry forwards for tax purposes of approximately $581,796 on December 31, 2020, and approximately $669,068 on December 31, 2021, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

The provision for income taxes consists of the following:

	December 31,	December 31,
	2021	2020
Current:
Federal	$-	$-
State	-	-
Foreign	3,142	1,020
Total current tax provision	$3,142	$1,020
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$3,142	$1,020

NOTE 11 – SUBSEQUENT EVENT

On January 19, 2022, the Company issued 7,000,000 restricted shares of common stock to Seatrix Software Production Single Member S.A., a Company owned and controlled by Mr. Konstantinos Galanakis, pursuant to the Software License Agreement signed on November 15, 2021, for the exclusive and non-transferable license to use the Licensor’s artificial intelligence software in connection with the managing of shipping crews.

On January 2022, the Company issued an aggregate of 900,000 shares of Common Stock to certain directors and former directors for past services provided to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedure

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal controls over financial reporting (as described below).

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2021 our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2021. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We have taken steps to remediate some of the weaknesses described above and we are in discussions with the risk advisory departments of reputable accounting firms to assist us in the COSO framework documentation and testing of the internal controls. We intend to continue to address these weaknesses as resources permit, including the employment of new qualified employees.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position
Konstantinos Galanakis	43	Chief Executive Officer and Director
Stavros Galanakis	71	Chairman of the Board of Directors and Vice President
Aikaterini (“Katerina”) Bokou	45	Chief Financial Officer
Christodoulos Tzoutzakis	52	Chief Operating Officer and Chief Technology Officer
Lampros Theodorou	75	Director

Stavros Galanakis – Chairman of the Board of Directors and Vice President

Stavros Galanakis founded Elvictor in 1977 as a Greece-based private entity (the predecessor to the company whose business becoming a part of the business of Thenablers in 2019, the “Elvictor Greece”), and has been a ship owner and ship manager for over 20 vessels, primarily bulk carriers and chemical tankers. Mr. Galanakis currently serves as our Chairman and Vice President. He is widely recognized as a pioneer in the field of crewing, having set up the oldest crew services company in Greece, and leading the exploration of new markets when it comes to the supply of labor onboard. During his time with Elvictor Greece and Elvictor Group, Inc., he has offered unparalleled solutions to the crewing needs of some of the most reputable ship owners in Greece and abroad, establishing himself as a highly respectable member in the global shipping value network. For such reasons, he was given the honor of the title of Consul General of the Republic of Maldives from 1995 through 2017. Mr. Galanakis has served as a director of Elvictor since October 2019 and as a Chairman of the Board of Directors since November 2019. In May 2021, the Board approved the appointment of Stavros Galanakis to the position of Vice President of the Company. His main role as Chairman and Vice President of Elvictor is to ensure that all activities of Elvictor are deployed in sustainable, professional, and strictly following ethical norms in relation to client-driven activities, as well as ensuring the well-being and fair treatment of the seafarers. Mr. Galanakis studied at the University of Athens. Mr. Galanakis has a familial relationship with the Chief Executive Officer and Director of Elvictor, Mr. Kostantinos Galanakis.

Konstantinos Galanakis – Chief Executive Officer and Director

Konstantinos Galanakis has been the Chief Executive Officer and Director of Elvictor Group, Inc. since November 2019. Following a thorough training in various U.S. and British Universities and organizations with a dedicated focus and personal interest in Business Administration, Mergers and Acquisitions, Quality, and continuous innovation he joined Elvictor Greece in 2001. He is well known for being an early adopter of digitalization in the shipping industry. His focus is on proactiveness and developing new practices, always focusing on Best Practice compliance bringing disruption to his field. Mr. Galanakis started his training in the business by embarking onboard ships, visiting and living in countries where Elvictor had branch offices, going through every department, gaining knowledge, and blueprinting all operations of each unit separately. He had attended dry docks and special surveys of the ships owned by the family. He was eager to get the expertise of various vertical and horizontal shipping businesses to approach the service from a superior state. This detailed knowledge worked on orchestrating the smooth inter-functional coordination of Elvictor's diverse value chain activities and building the robust cloud system that Elvictor possesses today. He took part in various shipping forums as a guest speaker and specialized speaker in crew management and manning, making him widely recognized as one of the pioneers and multitasking personalities in shipping. He is fully committed to promoting the agenda of quality, ethics, and onboard safety ships while maintaining an active interest in investment banking deals, mergers, and acquisitions, and lastly, gaining a series of unique achievements and recognitions for Elvictor. Mr. Galanakis has redefined the crew management practice and aims to do the same for the ship management practice, being instrumental to the Company's listing, heavily invested in technology and technognosy, injecting the know-how into the cloud ecosystem. He is a holder of Bachelors in Business Administration from Richmond University, the American University in London with a concentration area in Finance and Accounting, and Masters in Shipping from London Metropolitan University with a concentration area in Chartering.

Aikaterini (“Katerina”) Bokou – Chief Financial Officer

Mrs. Bokou was appointed as the Chief Financial Officer of Elvictor Group in May 2021. She is focused on the financial management, reporting and financing of the Company. Prior to joining Elvictor Group, she was the Financial Reporting Manager of the NYSE listed Aegean Marine Petroleum Network Inc. from 2007 to 2019 and has extensive experience with SEC filings and compliance, debt and equity public offerings, and acquisitions. From 2003 to 2007, Mrs. Bokou was working as an auditor for Ernst & Young (EY) and she holds the title of the Post Graduate Program of education provided by the Institute of Certified Public Accountants of Greece, as required by the professional examinations regulation. She holds an MSc in International Banking and Financial Services from the University of Reading, an MSc in applied Accounting and Auditing and a BSc in Economic Science from the University of Athens.

Christodoulos Tzoutzakis – Chief Operating Officer and Chief Technology Officer

Christodoulos Tzoutzakis is the Chief Operating Officer (COO) and Chief Technical Officer (CTO) of Elvictor Group. He has 24 years of experience in the maritime sector. From 1996 to 2001, he worked as a Software Developer in Oceanmaris Management, who possessed a fleet of 18 multipurpose vessels. From 2001 to 2013, he worked as a Senior Software Developer and IT Manager for DND Management shipping company, who possessed a fleet of 12 dry cargo vessels. He joined Elvictor Greece in 2002, and in his current role he focuses on digital transformation of the procedures of a company, while refining procedures that aim to lower human error and provide customer satisfaction. His involvement with a variety of projects has given him a wide knowledge base of the maritime industry which makes him very versatile when coming up with solutions on how to deal with the challenges found at the intersection of the maritime sector and the human resources sector. Mr. Tzoutzakis has a Bachelor's degree in Computer Science and a Master's degree in Information Management and Analytics from Coventry University.

Lampros Theodorou – Director

Lampros Theodorou has served as a member of the Board of Directors since July 2020. He has 39 years of experience in the banking sector and has held executive positions in various banks in Athens, Greece. From 1994 to 2013, Mr. Theodorou served as the Deputy General Manager and head of the Shipping Unit of EFG Eurobank S.A. Prior to this, Mr. Theodorou held the position of Vice President and Piraeus Shipping Manager of the Shipping Department of The Chase Manhattan Bank N.A., while before, held various managerial positions in the corporate departments of the bank, in Frankfurt, London and Athens. From 2014, he is involved with Garnet & Associates Inc., whose purpose is consulting shipping companies on an array of matters. From 2015 to 2016 he served in the Board of Directors of Paragon Shipping Inc. (NASDAQ) as a non-executive director as well as a member in the Audit committee. From 2016 to 2020 he served as a non-executive Director in the Board of Directors of Navios Maritime Partners LLP (NASDAQ) and as a member of the Audit, Conflicts and Compensation committees. In 1971, Mr. Theodorou graduated from the University of Piraeus in Greece with a Bachelor in Business Administration, while in 1973 he was granted with a diploma in Management from the Graduate School of Commerce and Business Studies of Athens in Greece. In 1975, Mr. Theodorou was awarded a Master of Science in Business Operations from the University of Arkansas in the United States of America.

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

Code of Ethics

We do not currently have a code of ethics that applies to any member of the Board of Directors or our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Since we do not have any securities registered under Section 12(b) or 12(g) of the Exchange, our executive officers, directors and holders of 10% or more of our shares of issued and outstanding Common Stock are not required to file reports pursuant to Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Summary Compensation Table for Fiscal Years 2021 and 2020

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer or acted in a similar capacity and the Company’s two other most highly compensated executive officers during the last completed fiscal year whose total compensation was in excess of $100,000, as required by Item 402(m)(2) of Regulation S-K of the Securities Act (“Named Executive Officers”). Based on the foregoing, our Chief Executive Officer was the only Named Executive Officer.

							Non-Equity
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Konstantinos Galanakis
Chief Executive Officer	2021	$96,000	(3)	$-	$-	(2)	-	-	$96,000
	2020	$-		$-	$31,162		-	-	$31,163

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officer. Instead, these amounts reflect the aggregate grant date fair value of each stock award granted to the named executive officer during the fiscal years ended December 31, 2021 and 2020, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718. The stock-based compensation is measured at the grant date, based on the fair value of the award which is determined by the closing price of the Company’s Common Stock traded on the OTC markets on the grant date.

(2)	Excludes common stock of $6,450 earned in 2021 but which was not paid to the reporting person until January 2022.

(3)	During the year ended December 31, 2021, the reporting person voluntary agreed not to receive compensation for the first four months of 2021.

Executive Employment Agreements and Arrangements

The Company did not have an employment agreement with Konstantinos Galanakis during the years ended December 31, 2020 or 2021 and no employment agreement exists as of the date hereof.

Outstanding Equity Awards as of December 31, 2021

There are no outstanding equity awards as of December 31, 2021.

Director Compensation

The table below sets forth the compensation paid to our directors other than Konstantinos Galanakis during the fiscal year ended December 31, 2021.

	Fees Earned or		All Other
Director	Paid in Cash	Stock Awards	Compensation	Total
Stavros Galanakis	$40,000	$-	$-	$(1)
Lampros Theodorou	$6,000	$-	$-	$(2)
Lampros Chachalis	-	-	-	-
Georgios Xiradakis	-	-	-	-
Theodoros Nikolopoulos	-	-	-	-

Further to the above Directors Mr. Lampros Chachalis, Mr. Georgios Xiradakis and Mr. Theodoros Nikolopoulos served the Board of Directors from the beginning of July 2020 until the end of April 2021. Each of Messrs. Chachalis, Xiradakis and Niklolopulos resigned from the Board of Directors on April 27, 2021. Each received in January of 2022 common stock with a value of $6,450, for services provided in 2021, as computed in accordance with FASB ASC 718, which represents the fair value as of grant date.

(1)	Mr. Stavros Galanakis also served as executive officer and fees paid to him also includes compensation paid as an executive officer.

(2)	Mr. Theodorou received in the first quarter of 2022 cash of $10,000 and common stock with a value of $6,450, for services provided in 2021, as computed in accordance with FASB ASC 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2022, information regarding beneficial ownership of our Common Stock for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are currently exercisable or exercisable within sixty (60) days of March 31, 2022. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to securities currently exercisable or exercisable within sixty (60) days of March 31, 2022 are deemed to be outstanding for computing the percentage ownership of the person holding such securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Elvictor Group, Inc. Vassileos Constantinou 79, Vari, 16672, Attiki, Greece.

	Number of Shares of Common Stock Beneficially Owned (1)		% of Total Voting
	Shares	%	Power
5% or Greater Stockholders:

Executive Officers and Directors:
Konstantinos Galanakis	225,525,760	54.42%	54.42%
Stavros Galanakis	156,421,400	37.74%	34.74%
Christodoulos Tzoutzakis	109,091	*	*
Lampros Theodorou	150,000	*	*
Aikaterini Bokou	-	-	-

All executive officers and directors as a group (five individuals)	382,206,251	92.22%	92.22%

*	Less than 1%

Item 13. Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions since January 1, 2021 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

Manning Agency Agreement with Elvictor Crew Management Service Ltd

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd (the “Agent”) whereby we appointed the Agent as manning agent for the territory of Georgia. The Company is affiliated through ownership and control with Elvictor Crew Management Service Ltd of Mr. Stavros Galanakis and his relatives.

We have agreed to pay the Agent a per-seaman agency fee and a per-seaman recruitment fee for new seaman hires. We also agreed to cover administrative expenses with documented evidence or vouchers. The Manning Agency Agreement has a term until September 10, 2022 at which point it will automatically be renewed for a successive period of one year unless either party provides written notice to terminate.

Subcontracting Agreement with Elvictor Crew Management Limited (Cyprus)

On October 1st, 2020, the Company entered into a human resources agreement with Elvictor Crew Management Limited (the “Subcontractor”), company owned and controlled by relatives of Mr. Stavros Galanakis under which the latter performs the running and management of the Company’s contracts and (or) provides certain key personnel of the Subcontractor to be at the disposal of the Company.

For the services provided the parties mutually agreed that the Subcontractor is entitled to fees that will be determined on ad hoc basis. The agreement has an indefinite term, provided that it may be cancelled by either party at any time with written notice provided sixty days prior to cancellation. However the Company intends to terminate this agreement within the second quarter of 2022.

Training Services Agreement with Qualship Georgia Ltd

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd, a company partially owned by Konstantinos Galanakis and his relatives. Under the agreement the contractor is responsible for successful training of the qualified personnel. The agreement remains in full force and effect for twelve months, with an automatic renewal thereafter, unless terminated before by the mutual agreement of both parties.

Software License Agreement with Seatrix Software Production Single Member S.A.

On April 1, 2021, we entered into a Software License Agreement with the Licensor in order to have the rights to use crew software that facilitates our operations. On November 15, 2021 we proceeded with the signing of another agreement that which became effective on January 1, 2022. Pursuant to the terms of the License Agreement, the Licensor granted to the Company the exclusive and non-transferable license to use the Licensor’s artificial intelligence software in connection with the managing of shipping crews. In consideration for this license, the Company agreed to issue to the Licensor 7,000,000 License shares of the Company’s common stock, par value $0.0001 per share. The License Shares were issued to the Licensor on January 19, 2022.

Manning Agency Agreement with Elvictor Shipping and Trading Odessa Ltd

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Shipping and Trading Odessa Ltd (or the Elvictor Odessa), a company fully owned and controlled by Mr. Stavros Galanakis. Elvictor Odessa provides manning services to the Company for the territory of Ukraine. These operations have been reduced currently due to the war in the country of Ukraine and have been substituted by and agreement with Elvictor Crew Management Service Ltd.

Familial Relationships

Konstantinos Galanakis, our Chief Executive Officer, is the son of Stavros Galanakis, the Chairman of the Board of Directors.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by BF Borgers CPA, PC, the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly report (Form 10-QT) are reported below.

Audit-Related Fees

The total fees charged by BF Borgers CPA, PC in 2021 and 2020 aggregated $96,800 and $16,000, respectively, which includes fees for the 2021 and 2020 audited financial statements and review of the quarterly financial statements for the periods ended March 31, June 30, September 30, and December 31, 2021 and 2020.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2021 and 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

Our financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those financial statements, are hereby filed as part of this report beginning on page 14.

Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 on the Company’s Form 10-K filed on April 19, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.1 on the Company’s Form 10-K filed on April 19, 2021).
10.1	Settlement and Release Agreement, dated July 7, 2020, between Konstantinos Galanakis, Stavros Galanakis and the Company.*
10.2	Human Resources Outsourcing Agreement, dated October 1, 2020, between the Company and Elvictor Crew Management Ltd.*
10.3	Representation Agency Agreement, dated September 11, 2020, between the Company and Elvictor Crew Management Services Ltd.*
10.4	Manning Agency Agreement, dated January 1, 2021, between the Company and Elvictor Shipping and Trading Odessa.*
10.5	Stock Purchase Agreement, dated October 1, 2021, between the Company and Ultra Shipmanagement, Inc.*
10.6	Software License Agreement, dated November 15, 2021, between Seatrix Software Production Single Member S.A. and Elvictor Group, Inc. (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filed on January 27, 2022).
21.1	Subsidiaries of the Company.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elvictor Group, Inc.

Date: March 31, 2022	By:	/s/ Konstantinos Galanakis
	Name:	Konstantinos Galanakis
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Konstantinos Galanakis	Chief Executive Officer and Director	March 31, 2022
Konstantinos Galanakis	(Principal Executive Officer)

/s/ Aikaterini Bokou	Chief Financial Officer	March 31, 2022
Aikaterini Bokou	(Principal Financial and Accounting Officer)

/s/ Stavros Galanakis	Vice President and Chairman	March 31, 2022
Stavros Galanakis

/s/ Lampros Theodorou	Director	March 31, 2022
Lampros Theodorou