Form 10-Q
period 2022-03-31
Elvictor Group, Inc.
filed 2022-05-16
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-225239

ELVICTOR GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-3296328
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Vassileos Constantinou 79
Vari, Attiki, Greece	16672
(Address of principal executive offices)	(Zip Code)

(877) 374-4196
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

As of May 16, 2022 there were 414,448,757 shares of common stock, par value $0.0001 per share issued and outstanding.

ELVICTOR GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELVICTOR GROUP, INC

 Unaudited Condensed Consolidated Balance Sheets

	March 31, 2022	December, 31, 2021 (Audited)
ASSETS
Current Assets
Cash	$296,855	308,526
Accounts Receivable	518,308	427,482
Other Receivables	19,656	59,631
Other Receivables - Related Party	96,476	161,731
Prepaid expenses and other current assets	2,469	2,469
ROU Asset - Related Party	58,659	60,394
Total Current Assets	992,423	1,020,233

Long-term Assets
ROU Asset - Related Party	9,709	22,953
Intangible Assets, net	296,052	-
Office Equipment, net	12,619	10,619
Total Long-term Assets	318,380	33,572

Total Assets	$1,310,803	1,053,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$27,106	78,322
Trade Accounts Payable	99,269	88,253
Trade Accounts Payable - Related Party	65,437	84,223
Other Payables	260,124	206,200
Lease Liability - Related Party	58,659	60,394
Accrued and Other Liabilities	6,098	30,613
Due to related party	2,417	40,098
Total Current Liabilities	519,110	588,103

Lon-Term Liabilities
Lease Liability - Related Party	9,709	22,953
Total Long-term Liabilities	9,709	22,953

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 shares authorized; 414,448,757 and 406,548,757 shares issued and outstanding at March 31, 2022 and December 31, 2021 respectively	$41,445	40,655
Additional paid in capital	$45,141,884	44,802,974
Accumulated deficit	(44,401,345)	(44,400,880)
Total Stockholders’ Equity	781,984	442,749

Total Liabilities and Stockholders’ Equity	$1,310,803	1,053,805

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Operations

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Gross Revenue	$489,368	$496,492
Net Revenue	103,804	59,738
Total Revenue	593,172	556,230
Less: Cost of Revenue	91,737	118,337
Cost of Revenue - Related Party	39,940	175,278
Gross Profit	461,495	262,615
Operating expenses
Professional fees	152,320	95,569
Professional fees - Related Party	12,450	8,000
Salaries	233,155	93,024
Rent -Related Party	15,154	18,283
Depreciation and Amortization	6,214	-
Other general and administrative costs	50,498	27,821

Total operating expenses	469,791	242,697

Profit/ (Loss) from operations	(8,296)	19,918
Other Income (Expense)
Other Income	7,831	6,826
Total other income	7,831	6,826

Net profit/(loss) before income tax	$(465)	$26,744

Provision for income taxes	-	1,832

Net profit/ (loss)	$(465)	$24,912

Net Profit/(Loss) Per Common Stock
-basic and fully diluted	$0.00	$0.00
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	412,868,757	29,432,209

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities
Net profit/ (loss) for the period	$(465)	$24,911
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	1,266	-
Amortization	4,948	-
Shares Issued for Services	38,700	-
Changes in assets and liabilities
Accounts Receivable	(90,825)	(184,187)
Other Receivables	39,975	-
Other Receivables - Related Party	65,256	(48,600)
Accounts Payable	(51,216)	59,227
Trade Accounts Payable	11,016	66,112
Trade Accounts Payable - Related Party	(18,786)	14,068
Other Payables	53,920	18,445
Income Tax Payable	-	1,832
Accrued and Other Liabilities	(24,514)	-
Net cash provided by (used for) operating activities	$29,275	$(48,192)

Cash Flows from Investing Activities
Office Equipment	(3,265)	-
Net cash used for investing activities	$(3,265)	$-

Cash Flows from Financing Activities
Due to related party	(37,680)	-
Sale of common stock	-	111,833
Net cash (used for) provided by financing activities	$(37,680)	$111,833

Net Increase (Decrease) in Cash	(11,671)	63,641

Cash at beginning of period	308,526	343,804
Cash at end of period	$296,855	$407,445

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	-	$-

Supplemental Non-Cash Investing and Financing
Transactions
Common Stock issued to reduce convertible notes payable	$-	$405,725
Shares exchanged for Intangible Asset	301,000	-
Right-of-use assets obtained in exchange for operating lease obligations	-	54,693

The accompanying notes are an integral part of these financial statements

ELVICTOR GROUP, INC

Unaudited Condensed Statement of the Changes in Shareholder’s Equity

	Three Month Period Ended March 31, 2022
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, January 1, 2022	$406,548,757	40,655	-	-	44,802,974	(44,400,880)	-	442,749
Shares issued for services	900,000	90	-	-	38,610	-	-	38,700
Shares exchanged for Intangible Asset	7,000,000	700	-	-	300,300	-	-	301,000
Net Loss for the three Months Ended March 31, 2022	-	-	-	-	-	(465)	-	(465)
Balance, March 31, 2022	$414,448,757	41,445	-	-	45,141,884	(44,401,345)	-	781,984

	Three Month Period Ended March 31, 2021
Balance, January 1, 2021	$26,384,673	2,637	80,000,000	8,000	1,167,646	(1,236,140)	-	(57,857)
Shares issued for cash	1,016,665	102	-	-	111,731	-	-	111,833
Shares issued for Convertible Bonds	3,688,419	370	-	-	405,357	-	-	405,727
Net Income for the Three Months Ended March 31, 2021	-	-	-	-	-	24,912	-	24,912
Balance, March 31, 2021	$31,089,757	3,109	80,000,000	8,000	1,684,734	(1,211,229)	-	484,614

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

On January 17, 2022, the Company established the fully owned subsidiary ELVG Crew Management Ltd., incorporated in Cyprus, to facilitate its crew management operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2022, and December 31, 2021, and statements of operations and cash flows for the three months ended March 31, 2022, and 2021.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc. as of March 31, 2022, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the three months then ended. Elvictor Group, Inc. and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the three months ended March 31, 2022, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of March 31, 2022. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The office equipment is depreciated over 3 years.

Intangible Assets

Intangible assets acquired are initially recognized at their fair value on the date of acquisition. Subsequent to initial recognition, intangible assets are reported at cost less accumulated amortization and accumulated impairment losses, if any. These assets are being amortized over their useful life.

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

Revenue from crew manning services, agency fees and recruiting fees where Elvictor acts as a principal is recognized as gross revenue. When the company is acting as an agent, revenue is recognized as net revenue in the accounting period in which the services are rendered. Such revenues are from Allotment fees, communication, training fees, covid-19 fees, and other sundry fees. For all fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period. The accounting treatment for the reporting of revenues may vary materially between whether the revenue is reported on a Principal (Gross) or an Agent (Net) basis.

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

Basic Income/ (Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/ (loss) applicable to common shareholders by the weighted average number of shares of common stock during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2022.

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

Subsequent Events

The Company has analyzed the transactions from March 31, 2022, to the date these financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of March 31, 2022, the Company has trade accounts receivable of $518,308 and other receivables of $116,132.

NOTE 4 – INTANGIBLE ASSETS

On November 15, 2021, the company entered into an agreement to purchase the license software from Seatrix Software Production Single Member S.A. (“Seatrix”), a related party company, for 7,000,000 restricted shares of common stock. Under this agreement Seatrix has granted to the Company an exclusive and non-transferable license to use Seatrix’s artificial intelligence software managing shipping crews. The term of this agreement commenced on January 1, 2022.

The value of each share of common stock was stated at $0.0430, the fair market value of the shares of common stock based on the price quoted on the OTC Markets, Pink Open Market on January 1, 2021. The total value of $301,000 will be amortized over 15 years. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the CEO and Director.

The Company has entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. However, this agreement has been terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $20,000 has been accrued for the related party Elvictor Crew Management Services Ltd as of March 31, 2022, for cost of services sold, included in the Cost of Revenue- Related Party. As of March 31, 2022, the Company has other receivables - related party of $62,800 from Elvictor Crew Management Ltd Cyprus.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the three months ended March 31, 2022, the latter provided manning services to the Company of $56,152, included in the Cost of Revenue – Related Party and Net Revenue, while as of March 31, 2022, the Company had a liability of $17,674.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of the qualified personnel. For the three months ended March 31, 2022, we incurred $58,509 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship Georgia Ltd as of March 31, 2022, was $45,558 included under Trade Accounts Payable – Related Party.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the year ended March 31, 2022, the latter provided manning services to the Company of $7,777, included in the Cost of Revenue – Related Party and Net Revenue, while as of March 31, 2022, the Company had a liability of $2,205.

NOTE 6 – LEASES

On July 10, 2020, the Company entered into a rental lease agreement with the wife of Mr. Stavros Galanakis for its subsidiary in Vari, Greece. The term of the lease is from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment of 5,000€. Then on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of 3,500€.

Then on October 1, 2021, the Company entered into a second lease agreement with the wife of Mr. Stavros Galanakis for its new subsidiary in Vari, Greece for Ultra Ship Management. The term of the lease is from October 1, 2021, to September 30, 2024, with a fixed monthly rental of 1,000€.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. As of March 31, 2022, the discount rate was 2.85%.

The Operating Lease Expense is as follows:

For the three months ended
March 31, 2022
Operating Lease expense	$14,979

The following table summarizes information related to the lease:

For the three months ended
March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments	$14,979

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is that the Company makes the bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Accounts Payables for crew wages is $152,562 as of March 31, 2022.

The balance in Other Payables also consist of $107,562 liable to Other Creditors.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, $0.0001 par value shares of common stock authorized. On March 31, 2022, and December 31, 2021, there were 414,448,757 and 406,548,757 shares of common stock issued and outstanding, respectively.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued exactly 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, exactly 217,310,305 shares of restricted common stock were issued to Mr. Konstantinos Galanakis, and 156,271,400 shares of restricted common stock were issued to Mr. Stavros Galanakis, and 1,877,295 shares of restricted common stock were issued to Mr. Theofanis Anastasiadis.  As a result, there are no shares of Series A Preferred Stock issued and outstanding.

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

Issuance of Preferred Stock

On October 7, 2019, Elvictor Group, Inc. entered into four separate Series A Convertible Preferred Stock Purchase Agreements (the “Series A Purchase Agreements”) pursuant to which the Company issued 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. Per the terms of the Series A Purchase Agreements, these shares were not convertible for one year after they were issued and were automatically convertible 18 months after issuance into a number of shares of Common Stock to be determined based on the Company’s performance. The holders of Series A Preferred Stock were entitled to vote with the shares of the Company’s common stock on any vote in which holders of the common stock were entitled to vote and had voting rights equal to one vote per share of Series A Preferred Stock.

On April 8, 2021, the Company issued 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. As a result, there were no shares of Series A Preferred Stock issued and outstanding as of March 31, 2022.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch in Vari, Greece for the period commencing from July 10, 2020, through December 31, 2021, providing for rent in the amount of 5,000€ per month, with the first month adjusted for the shortened period. The lessor, Mrs. Aikaterini Galanakis, is the wife of the Company’s president, Mr. Stavros Galanakis.

On April 1, 2021, the Company terminated the lease and entered into a new the lease with the same related party for the period from April 1, 2021, to December 31, 2022, providing for rent payments in the amount of 3,500€ per month.

On October 1, 2021, the Company entered into a second lease agreement with the wife of Mr. Stavros Galanakis for its new subsidiary in Vari, Greece for Ultra Ship Management. The term of the lease is from October 1, 2021 to September 30, 2024 with a fixed monthly rent of 1,000€.

NOTE 10 – INCOME TAXES

The Company has an overall net loss and, as a result, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The Company had federal net operating loss carry forwards for tax purposes of approximately $670,000 on December 31, 2021, and approximately $650,000 on March 31, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 11 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2022, through May 16, 2022, the date these financial statements were issued, and has determined that there are no material subsequent events to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of Elvictor Group, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

The shipping industry is currently experiencing historical uncertainty in sustainability logistics and daily operations as a result of the COVID-19 pandemic, geopolitical tensions and the war between Russia and Ukraine.  Additionally, shortages of crew members have also been created due to aging crew members leaving the maritime business. As a result of the foregoing, competition in crew resources is becoming stiffer and more unpredictable resulting in higher wage demands by crew members. These wage demands, accompanied by incentive compensation requested by crew members, are increasing vessel operating expenses. The impact of global inflation has also added to these increases.  Additionally, smaller contract durations are requested and timely changes in ports, increasing the costs of changing crews and the costs and volume of such logistics.

To address these issues, we are implementing short and long-term strategies based on proactive scheduling and recruitment, with the help of our cloud-based system and intelligent metrics that have been developed in-house to monitor the “trends and fashions” of the maritime industry. Our goal is to build new pools of seafarers by accelerating promotions, cadetship programs, and the employment of more cadets onboard. These cadets are scheduled to be promoted to junior officers in the near future, generating a new breed of officers to address the global shortage and maintain crews at reasonable costs. We have also developed interactive screens through HTML5 links to communicate with seafarers and to keep crews updated, monitor their welfare and provide better services to them. We also intend to upgrade our cloud-based system during the second quarter of 2022, to elevate logistics intelligence, allowing us to handle growth and recruitment volumes more efficiently.  While we believe that these actions will help address many of these issues, if we are unable to effectively do so, the shortage of crew members and significant increase in expenses could have a materially adverse impact on our business.

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2022 and 2021 and statements of operations and cash flows for the three-month periods ended March 31, 2022 and 2021.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc. as of March 31, 2022 and 2021 and the results of controlled subsidiaries for the year then ended. Elvictor Group, Inc. and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity using consistent accounting policies.

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

Accounts Receivable

For the three-month periods ended March 31, 2022 and 2021, the Company had operations of crew manning and management and had accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit valuation and specific circumstances of the customer and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful accounts. There is no interest charged on past due accounts.

The Company does not have an allowance for doubtful accounts as of March 31, 2022 or 2021.

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

The measurement and recognition of stock-based compensation expense is based on estimated fair values for all share-based awards made to employees and directors, including stock options and for non-employee equity transactions as per ASC 718 rules.

For transactions in which we obtain certain services of employees, directors, and consultants in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the vesting period

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net profit (loss) applicable to common shareholders by the weighted average number of shares of common stock during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of March 31, 2022.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Subsequent Events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2022, through May 16, 2022, the date these financial statements were issued, and has determined that there are no material subsequent events to these financial statements.

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

We incurred revenues of $556,230 for the three-month period ended March 31, 2021 while for the three-month period ended March 31, 2022 we increased our revenues to $593,172. We believe consistent growth in our shipping crew management operations is key to the success of our Company.

In the second quarter of 2021, we entered into an exclusive Software License Agreement with Seatrix Software Production Single Member S.A. in order to have the rights to use crew software that facilitates our operations. Thereafter in the fourth quarter of 2021 the Company signed a new Software License Agreement, effective on January 1, 2022, that granted the perpetual exclusive and non-transferable license in exchange of shares of common stock. Through this agreement we are entitled to use the crew management platform and our personnel can collaborate with many different cultures in many different time zones with ever rising complexities, presenting a uniform service level to our principals regardless of the point of origin of the crew.

Results of Operations

Revenues

For the three-month periods ended March 31, 2022 and March 31, 2021, we generated $593,172 and $556,230 in total revenue, respectively, representing an increase in total revenue of $36,942 between the two periods, or approximately 6.6%. The increase in total revenue is primarily due to an increase of $44,066 (73.8%) in net revenue (i.e. revenue that we receive as an agent in connection with our providing onboarding services to crew management clients) from $59,738 for the three-month period ended March 31, 2021 to $103,804 for the same period in 2022. This was partially offset by a decrease in gross revenue from $496,492 in the three-month period ended March 31, 2021 to $489,368 for the same period in 2022, or 1.4%. In addition, we acquired Ultra Shipmanagement in the Marshall Islands, which is now our wholly owned subsidiary, to begin ship management, increase revenues and adding another layer to our vertical service line.

Operating Expenses

For the three-month periods ended March 31, 2022 and March 31, 2021, we incurred $469,091 and $242,697, respectively in total operating expenses, representing an increase in total operating expenses between the two periods of $227,094, or approximately 93.6%. The increase in operating expenses in 2022 is primarily due to (i) an increase of $140,131 (150.6%) in salaries payable to our employees from $93,024 for the three-month period ended March 31, 2021 to $253,155 for the same period in 2022, as a result of increases in salaries payable to management and an increase in the number of employees, some of which are performing functions previously performed by third party professionals or subcontractors, (ii) an increase of $56,751 (59.4%) in professional fees from $95,569 for the three-month period ended March 31, 2022 to $152,320 for the same period in 2022, as a result of legal and public relations fees and (iii) an increase of $22,677 in general and administrative costs from $27,821 (81.5%) for the three-month period ended March 31, 2022 to $50,498 for the same period in 2022, which was attributable to various utilities expenses ..

Net Loss and Gross Profit

For the three-month periods ended March 31, 2022 and March 31, 2021, we incurred a net loss of $465 and a profit of $24,912, respectively, representing a decrease in net profit of $25,377 between the two periods, or approximately 101.9%. This reduction in net profit to a net loss for the three-month period ended March 31, 2022, is due primarily to the increase in operating expenses described above, which was partially offset by an increase in gross profit to $461,495 for the three-month period ended March 31, 2022 from $262,615 for the same period in 2021, an increase of $198,880 or 75.7%.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the three-month period ended March 31, 2022 of $473,313 compared to the surplus of $432,130 for the three-month period ended March 31, 2021, which is calculated as current assets minus current liabilities.

Cash flows for the three-month period ended March 31, 2022

Net cash flow provided by operating activities was $29,275 for the period ended March 31, 2021, compared to $48,192 used in operating activities during the March 31, 2021 period. This decrease was directly attributable to the cash received from related party receivables.

Net cash flow used in investing activities was $3,265, mainly deriving from the purchase of office equipment, and $0 for the three-month periods ended March 31, 2022 and March 31, 2021, respectively.

Net cash provided by financing activities was $37,680 for the three-month period ended March 31, 2022, deriving mainly from the related parties, and $111,833 for the three-month period ended March 31, 2021.

Cash Requirements

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. We will require additional capital to implement our business development and fund our operations. In the event that our plans or assumptions change, we may need to raise additional capital sooner than expected.

Since the commencement of our crew management business, we have funded our operations primarily through equity financings and we expect that we will continue to fund our business through equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all, which could harm our business plans, financial condition and operating results. We intend to continue to fund our business by way of equity or debt financing along with the revenues that can support the Company. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Contractual Obligations

The Company leases its office space in Vari, Greece under a non-cancelable operating lease that was entered into on July 10, 2020 and most recently amended on April 1, 2021. The lease requires monthly rental payments, included by year in the table below, which escalate during the lease term and expires on December 31, 2022. Furthermore, on October 1, 2021, the Company entered into a second lease agreement for its subsidiary Ultra Shipmanagement that requires monthly rental payments and expire on September 30, 2024. Both contractual obligations to make future payments are included in the table below while the difference between straight-line rent expense and rent paid is immaterial as of March 31, 2022.

Year Ending December 31,	Operating Leases
2022 (remaining)	49,812.30
2023	19,924.92
2024	14,943.69
Total	84,680.91

Rent expense for the three months ended March 31, 2022 and 2021 amounted to $15,154 and $18,283, respectively.

Outlook

The outbreak of COVID-19 has adversely affected both our and our clients’ operations. During the pandemic there were cases where crews were likely to be unable to travel to join a vessel or be repatriated following the completion of their contract due to travel restrictions creating several challenges in our operations. Additionally, specialized staff such as inspectors were often restricted from accessing vessels and thus conducting the legally required inspections (safety, environmental, training, etc.), supplies were often difficult to reach the vessels and support from head offices could be of lower quality since a large part of the staff was working remotely. The Company was able to continue to operate with minor interruptions although the vast majority of our staff worked remotely from the beginning of the pandemic. However, in the future similar epidemics, pandemics or outbreaks may impact our business due to closures or restrictions requested or mandated by governmental authorities, disruption to supply chains and workforce, reduction of demand for our services, and credit losses when customers and other counterparties fail to satisfy their obligations to us, among other factors.

The shipping industry and especially the crew management segments will likely continue to face increasing pressures, further due to the ongoing COVID-19 crisis, as well as due to the war in Ukraine. According to the International Chamber of Shipping (the “ICS”), which represents approximately 80% of the worlds’ merchant fleet, Ukrainian and Russian seafarers make up 14.5% of the global shipping workforce, with 198,123 Russian seafarers and 76,442 Ukrainians.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2022 our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2022. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The issuances of shares of common stock during the first quarter of 2022 were each undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the first quarter of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELVICTOR GROUP, INC.

Dated: May 16, 2022	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2022	By:	/s/ Aikaterini Bokou
Aikaterini Bokou
Chief Financial Officer (Principal Financial and Accounting Officer)