Form 10-Q
period 2022-06-30
Elvictor Group, Inc.
filed 2022-08-15
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022 there were 414,448,757 shares of common stock, par value $0.0001 per share issued and outstanding.

ELVICTOR GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELVICTOR GROUP, INC.

Unaudited Condensed Consolidated Balance Sheet

	June 30, 2022	December 31, 2021 Audited
ASSETS
Current Assets
Cash	$454,797	308,526
Accounts Receivable	463,953	427,482
Other Receivables	-	59,631
Other Receivables - Related Party	123,082	161,731
Prepaid expenses and other current assets	39,469	2,469
ROU Asset - Related Party	38,976	60,394
Total Current Assets	1,120,277	1,020,233

Non-current Assets
ROU Asset - Related Party	9,158	22,953
Intangible Assets, Net	291,049	-
Office Equipment, net	16,503	10,619
Total Non-current Assets	316,710	33,572

Total Assets	$1,436,987	1,053,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$30,279	78,322
Trade Accounts Payable	119,447	88,253
Trade Accounts Payable - Related Party	45,877	84,223
Other Payables	370,143	206,200
Lease Liability - Related Party	38,976	60,394
Accrued and Other Liabilities	22,419	30,613
Due to related party	7,894	40,098
Total Current Liabilities	635,035	588,103

Non-current Liabilities
Lease Liability - Related Party	9,158	22,953
Total Non-current Liabilities	9,158	22,953

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 and 406,548,757 common shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively	$41,445	40,655
Additional paid in capital	$45,141,884	44,802,974
Accumulated deficit	(44,390,535)	(44,400,880)
Total Stockholders’ Equity	792,794	442,749

Total Liabilities and Stockholders’ Equity	$1,436,987	1,053,805

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

Unaudited Condensed Consolidated Statement of Operations

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Gross Revenue	$517,063	$564,380	$1,006,431	$1,060,872
Net Revenue	105,120	52,742	208,924	112,480
Total Revenue	622,183	617,122	1,215,355	1,173,352
Less: Cost of Revenue	97,858	119,558	189,595	237,895
Cost of Revenue - Related Party	21,830	138,440	61,770	313,718
Gross Profit	502,495	359,124	963,990	621,739
Operating expenses
Professional fees	138,311	45,468	290,631	141,036
Professional fees - Related Party	13,184	3,941	25,634	11,941
Salaries	278,013	136,930	511,169	229,954
Rent -Related Party	14,388	12,843	29,542	31,126
Depreciation and Amortization	6,232	-	12,446	-
Other general and administrative costs	48,485	79,350	98,981	107,167

Total operating expenses	498,613	278,532	968,403	521,224

Gain/(Loss) from operations	3,882	80,592	(4,413)	100,515
Other Income (Expense)
Loss from Conversion of Preferred Stock to Commons Stock	-	(43,147,786)	-	(43,147,786)
Other Income	8,547	8,503	16,377	15,330
Total other income/(expense)	8,547	(43,139,282)	16,377	(43,132,455)

Net profit/(loss) before income tax	$12,429	$(43,058,691)	$11,964	$(43,031,941)

Income taxes	1,619	3,610	1,619	5,450

Net profit/(loss)	$10,810	$(43,062,301)	$10,345	$(43,037,391)

Net Profit/(Loss) Per Common Stock
- basic and fully diluted	$0.00	$(0.11)	$0.00	$(0.21)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	414,448,757	377,667,295	413,663,122	204,511,728

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities
Net profit (loss) for the period	$10,345	$(43,037,391)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	2,495	384
Amortization	9,951	-
Shares Issued for Services	38,700	-
Loss on conversion of preferred stock to common stock	-	43,147,786
Changes in assets and liabilities
Accounts Receivable	(36,471)	(149,749)
Other Receivables	59,632	-
Other Receivables - Related Party	38,646	(48,800)
Prepaid expenses and other current assets	(37,000)	(35,000)
Accounts Payable	(48,044)	7,008
Trade Accounts Payable	31,194	58,531
Trade Accounts Payable - Related Party	(38,345)	(4,895)
Other Payables	163,944	10,720
Accrued and Other Liabilities	(8,194)	5,613
Net cash provided by (used for) operating activities	$186,853	$(45,793)

Cash Flows from Investing Activities
Office Equipment	(8,378)	(4,829)
Net cash used for investing activities	$(8,378)	$(4,829)

Cash Flows from Financing Activities
Due to related party	(32,204)	958
Sale of common stock	-	111,833
Net cash (used for) provided by financing activities	$(32,204)	$112,791

Net Increase in Cash	146,271	62,169

Cash at beginning of period	308,526	343,804
Cash at end of period	$454,797	$405,973

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	-	$5,449

Supplemental Non-Cash Investing and Financing
Transactions
Common Stock issued to reduce convertible notes payable	$-	$405,725
Shares exchanged for Intangible Asset	301,000	-
Right-of-use assets obtained in exchange for operating lease obligations	-	22,415

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

Unaudited Condensed Statement of the Changes in Shareholder’s Equity

	Six Month Period Ended June 30, 2022
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance, January 1, 2022	$406,548,757	40,655	-	-	44,802,974	(44,400,880)	-	442,749
Shares issued for services	900,000	90	-	-	38,610	-	-	38,700
Shares exchanged for Intangible Asset	7,000,000	700	-	-	300,300	-	-	301,000
Net Loss for the three Months Ended March 31, 2022	-	-	-	-	-	(465)	-	(465)
Balance, March 31, 2022	$414,448,757	41,445	-	-	45,141,884	(44,401,345)	-	781,984
Net Profit for the three Months Ended June 30, 2022	-	-	-	-	-	10,810	-	10,810
Balance, June 30, 2022	$414,448,757	41,445	-	-	45,141,884	(44,390,535)	-	792,794

	Six Month Period Ended June 30, 2021
Balance, January 1, 2021	$26,384,673	2,637	80,000,000	8,000	1,167,646	(1,236,140)	-	(57,857)
Shares issued for cash	1,016,665	102	-	-	111,731	-	-	111,833
Shares issued for Convertible Bonds	3,688,419	370	-	-	405,357	-	-	405,727
Net Profit for the Three Months Ended March 31, 2021	-	-	-	-	-	24,911	-	24,911
Balance, March 31, 2021	$31,089,757	3,109	80,000,000	8,000	1,684,734	(1,211,229)	-	484,614
Preferred Shares converted to Common	375,459,000	37,546	(80,000,000)	(8,000)	43,118,240	-	-	43,147,785
Net Loss for the Three Months Ended June 30, 2021	-	-	-	-	-	(43,062,301)	-	(43,062,301)
Balance, June 30, 2021	$406,548,757	40,655	-	-	44,802,974	(44,273,530)	-	570,099

The accompanying notes are an integral part of these financial statements.

ELVICTOR GROUP, INC.

(Formerly Thenablers, Inc.)

Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc. formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and a new team in crew management in the shipping industry. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the company whose business became a part of the business of Thenablers in 2019, “Elvictor Greece”) that has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing & crew management. Its professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. The Company aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on digitalization, the Company plans on the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Group on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. Working on a technologically oriented path, the Company is ideologically flexible and open to other avenues of international business for the successful and profitable diversification of its portfolio.

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

In January 2022, the Company established the fully owned subsidiary ELVG Crew Management Ltd., incorporated in Cyprus, to facilitate its crew management operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2022, and December 31, 2021, the statements of operations for the three and six months ended June 30, 2022, and 2021 and the statement of cash flows for the six months ended June 30, 2022, and 2021.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc. as of June 30, 2022, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the six months then ended. Elvictor Group, Inc. and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the six months ended June 30, 2022, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of June 30, 2022. Normal contracts receivables are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The office equipment is depreciated over three years.

Intangible Assets

Intangible assets acquired are initially recognized at their fair value at the acquisition date. Subsequent to initial recognition, intangible assets are reported at cost less accumulated amortization and accumulated impairment losses, if any. These assets are being amortized over their useful life.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2022.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued ASU 2020-03 “Codification Improvements to Financial Instruments” which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022. Management is currently assessing the impact of ASU 2020-03, but it is not expected to have a material impact on the Company’s consolidated financial statements.

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

Subsequent Events

The Company has analyzed the transactions from June 30, 2022, to the date these financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of June 30, 2022, the Company has trade accounts receivable of $463,953 and other receivables of $123,082.

NOTE 4 – INTANGIBLE ASSETS, Net

On November 15, 2021, the Company entered into an agreement to purchase the license software from Seatrix Software Production Single Member S.A, a related party company, for 7,000,000 restricted common shares. Under this agreement Seatrix grants to the company an exclusive and non-transferable license to use their artificial intelligence software managing shipping crews. The term of this agreement began on January 1, 2022.

The value of each common share was stated at $0.0430, the FMV that the shares were trading as of January 1, 2021. The total value of $301,000 will be amortized over 15 years. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

As of June 30, 2022, the Company recorded accumulated amortization of $9,951.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the CEO and Director.

The Company entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd. in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. However, this agreement has been terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $20,000 has been accrued for the related party Elvictor Crew Management Services Ltd. as of June 30, 2022, for cost of services sold, included in the Cost of Revenue- Related Party. As of June 30, 2022, the Company has other receivables - related party of $62,800 from Elvictor Crew Management Ltd. Cyprus.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd. in Georgia. During the six months ended June 30, 2022, the latter provided manning services to the Company of $124,801, included in the Cost of Revenue – Related Party and Net Revenue, while as of June 30, 2022, the Company had a liability of $28,445.

On September 1, 2020, the Company signed an agreement with Qualiship Georgia Ltd. for the latter to provide training of the qualified personnel. For the six months ended June 30, 2022, we incurred $87,642 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualiship Georgia Ltd. as of June 30, 2022, was $17,313 included under Trade Accounts Payable – Related Party.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the six months ended June 30, 2022, Elvictor Odessa provided manning services to the Company of $13,160, included in the Cost of Revenue – Related Party and Net Revenue, while as of June 30, 2022, the Company had zero liability.

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

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. As of June 30, 2022, the discount rate was 2.85%.

The Operating Lease Expense is as follows:

	For the three months ended	For the year ended
	June 30, 2022	June 30, 2022
Operating Lease expense	$14,388	$29,542

The following table summarizes information related to the lease:

	For the three months ended	For the year ended
	June 30, 2022	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments	$14,388	$29,542

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is that the Company makes the bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables for crew wages is $164,753 as of June 30, 2022.

The balance in Other Accounts Payables also consist of $178,716 in Other Creditors and $26,674 in Payroll and Sales Tax Payable as of June 30, 2022.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, $0.0001 par value shares of common stock authorized. On June 30, 2022, and December 31, 2021, there were 414,448,757 and 26,384,673 common shares issued and outstanding, respectively.

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

On April 8, 2021, the Company issued exactly 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of June 30, 2022.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch in Vari, Greece for the period commencing from July 10, 2020, through December 31, 2021, in the amount of 5,000€ per month, the first month July was adjusted for the shortened period. The lessor, Mrs. Aikaterini Galanakis, is the wife of the Company’s president, Mr. Stavros Galanakis.

Then as of April 1, 2021, the Company terminated the lease and entered into a new the lease for the period of commencing from April 1, 2021, to December 31, 2022, with a monthly in the amount of 3,500€ per month. On October 1, 2021, the Company entered into a second lease agreement with the wife of Mr. Stavros Galanakis for its new subsidiary in Vari, Greece for Ultra Ship Management. The term of the lease is from October 1, 2021, to September 30, 2024 with a fixed monthly rental of 1,000€.

NOTE 10 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The Company had federal net operating loss carry forwards for tax purposes of approximately $670,000 on December 31, 2021, and approximately $590,000 on June 30, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

The provision for income taxes consists of the following:

	June 30,	December 31,
	2022	2021
Current:
Federal	$-	$-
State	-	-
Foreign	1,619	3,142
Total current tax provision	$1,619	$3,142
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$1,619	$3,142

NOTE 11 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2022, through the date of this filing of these financial statements and has determined that there are no material subsequent events to these financial statements.

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

To address these issues, we are implementing short and long-term strategies based on proactive scheduling and recruitment, with the help of our cloud-based system and intelligent metrics that have been developed in-house to monitor the “trends and fashions” of the maritime industry. Our goal is to build new pools of seafarers by accelerating promotions, cadetship programs, and the employment of more cadets onboard. These cadets are scheduled to be promoted to junior officers in the near future, generating a new breed of officers to address the global shortage and maintain crews at reasonable costs. We have also developed interactive screens through HTML5 links to communicate with seafarers and to keep crews updated, monitor their welfare and provide better services to them. We are also in the process of designing an upgrade to our cloud-based system to elevate logistics intelligence, allowing us to handle growth and recruitment volumes more efficiently.  While we believe that these actions will help address many of these issues, if we are unable to effectively do so, the shortage of crew members and significant increase in expenses could have a materially adverse impact on our business.

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2022 and 2021 and statements of operations and cash flows for the three-month and six-month periods ended June 30, 2022 and 2021.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc. as of June 30, 2022 and 2021 and the results of controlled subsidiaries for the period then ended. Elvictor Group, Inc. and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity using consistent accounting policies.

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

Accounts Receivable

For the six-month periods ended June 30, 2022 and 2021, the Company had operations of crew manning and management and had accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit valuation and specific circumstances of the customer and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful accounts. There is no interest charged on past due accounts.

The Company does not have an allowance for doubtful accounts as of June 30, 2022 or 2021.

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

Basic income (loss) per share is calculated by dividing the Company’s net profit (loss) applicable to common shareholders by the weighted average number of shares of common stock during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of June 30, 2022.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued ASU 2020-03 “Codification Improvements to Financial Instruments” which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022. Management is currently assessing the impact of ASU 2020-03, but it is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2022, through August 15, 2022, the date these financial statements were issued, and has determined that there are no material subsequent events to these financial statements.

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

We incurred revenues of $1,173,352 for the six-month period ended June 30, 2021 while for the six-month period ended June 30, 2022 we increased our revenues to $1,215,355. Accordingly, for the three-month period ended June 30, 2021 we recognized revenues of $617,122 and increased revenues to $622,183 for the same period ended June 30, 2022, We believe consistent growth in our shipping crew management operations is key to the success of our Company.

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

Results of Operations

Revenues

For the six-month periods ended June 30, 2022 and June 30, 2021, we generated $1,215,355 and $1,173,352 in total revenue, respectively, representing an increase in total revenue of $42,003 between the two periods, or approximately 4%. The increase in total revenue between these two periods is primarily due to an increase in net revenue we received as an agent in connection with our providing onboarding services to crew management clients.

For the three-month periods ended June 30, 2022 and June 30, 2021, we generated $622,183 and $617,122 in total revenue, respectively, representing an increase in total revenue of $5,061 between the two periods, or approximately 1%. The increase in total revenue between these two periods is primarily due to an increase in net revenue we received as an agent in connection with our providing onboarding services to crew management clients.

Operating Expenses

For the six-month periods ended June 30, 2022 and June 30, 2021, we incurred $968,403 and $521,224, respectively in total operating expenses, representing an increase in total operating expenses between the two periods of $447,179,or approximately 86%. The increase in operating expenses between the two periods is primarily due to (i) an increase of $281,214 (122.3%) in salaries payable to our employees from $229,954 for the six-month period ended June 30, 2021 to $511,169 for the same period in 2022, as a result of increases in salaries payable to management and an increase in the number of employees, (ii) an increase of $149,595 (106.1%) in professional fees from $141,036 for the six-month period ended June 30, 2021 to $290,631 for the same period in 2022, as a result of legal and public relations fees.

For the three-month periods ended June 30, 2022 and June 30, 2021, we incurred $498,613 and $278,532, respectively in total operating expenses, representing an increase in total operating expenses between the two periods of $220,081, or approximately 79%. The increase in operating expenses in 2022 is primarily due to (i) an increase of $141,084 (103.0%) in salaries payable to our employees from $136,930 for the three-month period ended June 30, 2021 to $278,013 for the same period in 2022, as a result of increases in salaries payable to management and an increase in the number of employees, (ii) an increase of $92,843 (204.2%) in professional fees from $45,468 for the three-month period ended June 30, 2021 to $138,311 for the same period in 2022, as a result of legal and public relations fees.

Net Loss and Gross Profit

For the six-month periods ended June 30, 2022 and June 30, 2021, we incurred a net profit of $10,345, after provision for income taxes, and a loss of $43,037,391, after provision for income taxes, respectively, representing an increase in net profit of $43,047,736 between the two periods, or approximately 100%. This increase in net profit, after provision for income taxes, for the six-month period ended June 30, 2022 compared to a net loss, after provision for income taxes, for the same period in 2022 is due to the $43,147,786 loss recognition resulting from the non-cash conversion of the preferred shares outstanding to common shares, which was partially offset by a decrease of $104,928, or 104.4%, in gain from operations to a loss of $4,413 for the six-month period ended June 30, 2022 from a gain of $100,515 for the same period in 2021. This decrease in gain from operations is attributable to the increased operating expenses described above, despite the fact that the gross profit increased by $342,251, or 55%, from $621,739 for the six-month period ended June 30, 2021 to $963,990 for the same period in 2022.

For the three-month periods ended June 30, 2022 and June 30, 2021, we incurred a net profit of $10,810, after provision for income taxes, and a loss of $43,062,301, after provision for income taxes, respectively, representing an increase in net profit of $43,073,111 between the two periods, or approximately 100%. This increase in net profit, after provision for income taxes, for the three-month period ended June 30, 2022 compared to a net loss, after provision for income taxes, for the same period in 2022 is due to the $43,147,786 loss recognition resulting from the non-cash conversion of the preferred shares outstanding to common shares ,which was partially offset by a decrease of $76,709, or 95.2%, in gain from operations to a gain of $3,882 for the three-month period ended June 30, 2022 from a gain of $80,592 for the same period in 2021. This decrease in gain from operations is attributable to the increased operating expenses described above, despite the fact that the gross profit increased by $143,371, or 39.9%, from $359,124 for the three-month period ended June 30, 2021 to $502,495 for the same period in 2022.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the six-month period ended June 30, 2022 of $485,242 compared to the surplus of $432,130 for the six-month period ended June 30, 2021, which is calculated as current assets minus current liabilities.

Cash flows for the six-month period ended June 30, 2022

Net cash flow provided by operating activities was $186,853 for the period ended June 30, 2022, compared to $45,793 used in operating activities during the June 30, 2021 period. This change was directly attributable to the cash received from our customers but not yet transferred to the crew for wages

Net cash flow used in investing activities was $8,378, mainly deriving from the purchase of office equipment, and $4,829 for the six-month periods ended June 30, 2022 and June 30, 2021, respectively.

Net cash used for financing activities was $32,204, for the six-month period ended June 30, 2022, due to payments to related parties. For the same period ended June 30, 2021 net cash provided by financing activities was $112,791.

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

Contractual Obligations

The Company leases its office space in Vari, Greece under a non-cancelable operating lease that was entered into on July 10, 2020 and most recently amended on April 1, 2021. The lease requires monthly rental payments, included by year in the table below, which escalate during the lease term and expires on December 31, 2022. Furthermore, on October 1, 2021, the Company entered into a second lease agreement for its subsidiary Ultra Shipmanagement that requires monthly rental payments and expire on September 30, 2024. Both contractual obligations to make future payments are included in the table below while the difference between straight-line rent expense and rent paid is immaterial as of June 30, 2022.

Year Ending December 31,	Operating Leases
2022 (remaining)	28,350
2023	12,600
2024	7,700
Total	48,650

Rent expense for the six-months ended June 30, 2022 and 2021 amounted to $29,542 and $31,126, respectively.

Rent expense for the three-months ended June 30, 2022 and 2021 amounted to $14,388 and $12,843, respectively.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2022 our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2022. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We have taken steps to remediate the weaknesses described above and we are in discussions with the risk advisory departments of reputable accounting firms to assist us in the COSO framework documentation and testing of the internal controls. We intend to continue to address these weaknesses as resources permit, including the employment of new qualified employees.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the second quarter of 2022.

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

ELVICTOR GROUP, INC.

Dated: August 15, 2022	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2022	By:	/s/ Aikaterini Bokou
Aikaterini Bokou
Chief Financial Officer (Principal Financial and Accounting Officer)