Form 10-Q
period 2022-09-30
Elvictor Group, Inc.
filed 2022-11-15
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022 there were 414,448,757 shares of common stock, par value $0.0001 per share issued and outstanding.

ELVICTOR GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

ASSETS	September 30, 2022	December, 31, 2021 Audited
Current Assets
Cash	$396,099	$308,526
Accounts Receivable	417,588	427,482
Other Receivables	18,377	59,631
Other Receivables - Related Party	365,658	161,731
Prepaid expenses and other current assets	61,473	2,469
ROU Asset - Related Party	-	60,394
Total Current Assets	1,259,195	1,020,233

Non-current Assets
ROU Asset - Related Party	35,500	22,953
Intangible Assets, Net	285,991	-
Office Equipment, net	18,448	10,619
Total Non-current Assets	339,939	33,572

Total Assets	$1,599,134	$1,053,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$28,832	$78,322
Trade Accounts Payable	161,113	88,253
Trade Accounts Payable - Related Party	70,432	84,223
Other Payables	472,452	206,200
Lease Liability - Related Party	26,935	60,394
Accrued and Other Liabilities	71,749	30,613
Due to related party	20,535	40,098
Total Current Liabilities	852,048	588,103

Non-current Liabilities
Lease Liability - Related Party	8,565	22,953
Total Non-current Liabilities	8,565	22,953

Total Liabilities	860,613	611,063
Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 and 406,548,757 common shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively	41,445	40,655
Additional paid in capital	45,141,884	44,802,974
Accumulated deficit	(44,444,808)	(44,400,880)
Total Stockholders’ Equity	738,521	442,749

Accumulated Other /Comprehensive Income/Loss	-	-
Total Liabilities and Stockholders’ Equity	$1,599,134	$1,053,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Gross Revenue	$542,790	$505,436	$1,549,221	$1,566,308
Net Revenue	119,857	103,178	328,781	215,658
Total Revenue	662,647	608,614	1,878,002	1,781,966
Less: Cost of Revenue	107,436	104,426	297,031	342,320
Cost of Revenue - Related Party	19,820	149,130	81,590	462,848
Gross Profit	535,391	355,058	1,499,381	976,798
Operating expenses
Professional fees	142,624	125,348	433,255	266,384
Professional fees - Related Party	6,000	10,000	31,634	21,941
Salaries	381,043	227,453	892,212	457,407
Rent -Related Party	13,610	12,577	43,152	43,703
Depreciation and Amortization	6,760	-	19,206	-
Other general and administrative costs	39,060	63,138	141,644	170,304

Total operating expenses	589,097	438,516	1,561,103	959,739

Gain/(Loss) from operations	(53,706)	(83,458)	(61,722)	17,059
Other Income (Expense)
Foreign Currency Translation Adjustment	3,106	-	6,709	-
Gov’t Subsidy	-	9,270	-	24,600
Loss from Conversion of Preferred Stock to Commons Stock	-	-	-	(43,147,786)
Other Income	4,925	-	21,302	-
Total other expense	8,031	9,270	28,011	(43,123,186)

Net loss before income tax	$(45,675)	$(74,188)	$(33,711)	$(43,106,127)

Income taxes (benefit)	8,595	(5,376)	10,217	74

Net loss	$(54,273)	$(68,812)	$(43,928)	$(43,106,201)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.16)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	414,448,757	406,548,757	413,927,878	272,597,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities
Net loss for the period	$(43,928)	$(43,106,201)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	4,197	1,202
Amortization	15,009	-
Shares Issued for Services	38,700	-
Loss on conversion of preferred stock to common stock	-	43,147,786
Changes in assets and liabilities
Accounts Receivable	9,894	(204,332)
Other Receivables	41,253	(41,123)
Other Receivables - Related Party	(203,927)	(83,298)
Prepaid expenses and other current assets	(59,004)	(59,284)
Accounts Payable	(49,490)	23,721
Trade Accounts Payable	72,860	75,397
Trade Accounts Payable - Related Party	(13,791)	11,365
Other Payables	266,252	287,405
Accrued and Other Liabilities	41,135	21,968
Due to related party	(19,562)	141
Net cash provided by operating activities	99,598	74,747

Cash Flows from Investing Activities
Office Equipment	(12,025)	(11,744)
Net cash used for investing activities	(12,025)	(11,744)

Cash Flows from Financing Activities
Sale of common stock	-	111,833
Net cash (used for) provided by financing activities	-	111,833

Net Increase in Cash	87,573	174,836

Cash at beginning of period	308,526	343,804
Cash at end of period	$396,099	$518,640

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	-	$73

Supplemental Non-Cash Investing and Financing
Transactions
Common Stock issued to reduce convertible notes payable	$-	$405,725
Shares exchanged for Intangible Asset	$301,000	$-
Right-of-use assets obtained in exchange for operating lease obligations	$-	$36,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Statement of the Changes in Stockholder’s Equity

	Nine Month Period Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, January 1, 2022	-	$-	406,548,757	$40,655	$44,802,974	$(44,400,880)	-	$442,749
Shares issued for services	-	-	900,000	90	38,610	-	-	38,700
Shares exchanged for Intangible Asset	-	-	7,000,000	700	300,300	-	-	301,000
Net Loss	-	-	-	-	-	(465)	-	(465)
Balance, March 31, 2022	-	$-	414,448,757	$41,445	$45,141,884	$(44,401,345)	-	$781,984
Net Profit	-	-	-	-	-	10,810	-	10,810
Balance, June 30, 2022	-	$-	414,448,757	$41,445	$45,141,884	$(44,388,915)	-	$792,794
Net Loss	-	-	-	-	-	(54,273)	-	(54,273)
Balance, September 30, 2022	-	$-	414,448,757	$41,445	$45,141,884	$(44,444,809)	-	$738,521

	Nine Month Period Ended September 30, 2021
Balance, January 1, 2021	80,000,000	$8,000	26,384,673	$2,637	$1,167,646	$(1,236,140)	-	$(57,857)
Shares issued for cash	-	-	1,016,665	102	111,731	-	-	111,833
Shares issued for Convertible Bonds	-	-	3,688,419	370	405,357	-	-	405,727
Net Profit	-	-	-	-	-	24,911	-	24,911
Balance, March 31, 2021	80,000,000	$8,000	31,089,757	$3,109	$1,684,734	$(1,211,229)	-	$484,614
Preferred Shares converted to Common	(80,000,000)	(8,000)	375,459,000	37,546	43,118,240	-	-	43,147,785
Net Loss	-	$-	-	-	-	(43,062,301)	-	(43,062,301)
Balance, June 30, 2021	-	-	406,548,757	$40,655	$44,802,974	$(44,273,530)	-	$570,099
Net Loss						(68,812)		(68,812)
Balance, September 30, 2021	0	$0	406,548,757	$40,655	$44,802,974	$(44,342,342)	-	$501,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

(Formerly Thenablers, Inc)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc. formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and a new team in crew management in the shipping industry. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the company, whose business became a part of the business of Thenablers in 2019, the “Elvictor Greece”) which has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing and crew management. Its professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. The Company aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on digitalization, the Company plans on the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Group on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. Working on a technologically oriented path, the Company is ideologically flexible and open to other avenues of international business for the successful and profitable diversification of its portfolio.

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

As of July 10, 2020, the Company founded a subsidiary in Vari, Greece to assist management in facilitating the operations of the Company. Additionally, the Company has purchased Ultra Ship Management, a Company incorporated in the Marshall Islands that is licensed to provide ship management services, who in turn established a subsidiary in Vari, Greece.

On January 2022, the Company established the fully owned subsidiary ELVG Crew Management Ltd, incorporated in Cyprus, to facilitate its crew management operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate and not misleading. In the opinion of management, the unaudited condensed consolidated financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2022, and December 31, 2021, the statements of operations for the three and nine months ended September 30, 2022, and 2021 and the statement of cash flows for the nine months ended September 30, 2022, and 2021.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements.

Principles of Consolidation

The consolidated unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of September 30, 2022, and the results of the controlled subsidiaries in Vari, Greece, the Marshall Islands and Cyprus for the nine months then ended. Elvictor Group, Inc. and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”). The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date the unaudited condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The company considers all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

For the nine months ended September 30, 2022, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of September 30, 2022. Normal contracts receivables are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The office equipment is depreciated over three years.

Intangible Assets

Intangible assets acquired are initially recognized at their fair value at the acquisition date. Subsequent to initial recognition, intangible assets are reported at cost less accumulated amortization and accumulated impairment losses, if any. These assets are being amortized over their useful life of fifteen years.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these unaudited condensed consolidated financial statements.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2022.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

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

Subsequent Events

The Company has analyzed the transactions from September 30, 2022, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of September 30, 2022, the Company has trade accounts receivable of $417,588, Other Receivables of $18,377 and Other Receivables from Related Parties of $365,658.

NOTE 4 – INTANGIBLE ASSETS

On November 15, 2021, the company entered into an agreement to purchase the license software from Seatrix Software Production Single Member S.A, a related party company, for 7,000,000 restricted common shares. Under this agreement Seatrix grants the company an exclusive and non-transferable license to use their artificial intelligence software managing shipping crews. The term of this agreement began on January 1, 2022.

The value of each common share was stated at $0.0430, the FMV that the shares were trading as of January 1, 2022. The total value of $301,000 will be amortized over 15 years. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, Mr. Konstantinos Galanakis, the CEO and Director.

The Company entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. However, this agreement has been terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $20,000 has been expensed for the related party Elvictor Crew Management Services Ltd as of September 30, 2022, for the cost of services sold, included in the Cost of Revenue- Related Party. As of September 30, 2022, the Company has other receivables - related party of $285,800 from Elvictor Crew Management Ltd Cyprus.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the nine months ended September 30, 2022, the latter provided manning services to the Company of $186,182, included in the Cost of Revenue – Related Party and Net Revenue, as of September 30, 2022, the Company had a liability of $51,518.

On September 1, 2020, the Company signed an agreement with Qualiship Georgia Ltd for the latter to provide training of the qualified personnel. For the nine months ended September 30, 2022, we incurred $126,676 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualiship Georgia Ltd as of September 30, 2022, was $18,884 included under Trade Accounts Payable – Related Party.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the nine months ended September 30, 2022, the latter provided manning services to the Company of $17,200, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of September 30, 2022, was $30 included under Trade Accounts Payable – Related Party.

The Company has paid to Seatrix Software Production Single Member S.A. advances for software development services expected to be completed in the fourth quarter of 2022. For the nine months ended September 30, 2022 the Company has prepaid in advance the amount of $79,858, outstanding in Other Receivables - Related Party.

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

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. As of September 30, 2022, the discount rate was 2.85%.

The Operating Lease Expense is as follows:

	For the three months ended	For the nine months ended
	September 30, 2022	September 30, 2022
Operating Lease expense	$13,214	$39,641

The following table summarizes information related to the lease:

	For the three months ended	For the nine months ended
	September 30, 2022	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments	$13,214	$39,641

NOTE 7 – OTHER PAYABLES

As part of one of the crew manning services provided by the Company to shipping companies, the Company makes wage payments to the crew, on the customer’s behalf. The shipping companies transfer the funds for such wages to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables for crew wages is $271,795 as of September 30, 2022.

The balance in Other Payables also includes $191,218 in other creditors and $9,439 in payroll and sales tax Payable as of September 30, 2022.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, $0.0001 par value shares of common stock authorized. On September 30, 2022, and December 31, 2021, there were 414,448,757 and 26,384,673 common shares issued and outstanding, respectively.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, 217,310,305 shares of restricted common stock were issued to Mr. Konstantinos Galanakis, 156,271,400 shares of restricted common were issued to Mr. Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Mr. Theofanis Anastasiadis.  As a result, there are no shares of Series A Preferred Stock issued and outstanding, as of September 30, 2022.

Additionally, for the year ended September 30, 2021, the Company issued 1,016,665 shares of common stock for cash proceeds of $111,833.

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

Issuance of Preferred Stock

On October 7, 2019, Elvictor Group, Inc. entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. Per the terms of the Agreements, these shares could not be converted for one year after they were issued and were automatically converted into 375,459,000 shares of Common Stock on April 8, 2021, which was 18 months after issuance. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of September 30, 2022.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch in Vari, Greece for the period commencing from July 10, 2020, through December 31, 2021, in the amount of 5,000€ per month, the first month July was adjusted for the shortened period. The lessor, Aikaterini Galanakis, is the wife of the Company’s president, Mr. Stavros Galanakis.

Then as of April 1, 2021, the Company terminated the lease and entered into a new lease for the period commencing from April 1, 2021, to December 31, 2022, with a monthly in the amount of 3,500€ per month. On October 1, 2021, the Company entered into a second lease agreement with the wife of Mr. Stavros Galanakis for its new subsidiary in Vari, Greece for Ultra Ship Management. The term of the lease is from October 1, 2021, to September 30, 2024 with a fixed monthly rental of 1,000€.

NOTE 10 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The Company had federal net operating loss carry forwards for tax purposes of approximately $670,000 on December 31, 2021, and approximately $600,000 on September 30, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

The provision for income taxes consists of the following:

	September 30,	December 31,
	2022	2021
Current:
Federal	$-	$-
State	-	-
Foreign	6,372	3,142
Total current tax provision	$6,372	$3,142
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$6,372	$3,142

NOTE 11 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2022, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that the following are material subsequent events to these unaudited condensed consolidated financial statements.

On October 26, 2022, the Company determined that it would pay on behalf of certain Board members and executive officers the applicable income taxes payable, related to the payment of their compensation for the year ended December 31, 2021. The Board approved the income tax payment of $29,676 on behalf of Konstantinos Galanakis, the CEO and board member, $15,614 on behalf of Christodoulos Tzoutzakis, the COO and $7,783 on behalf of Stavros Galanakis, Vice President and Chairman of the Board. The Company has accrued for these expenses in its Condensed Consolidated Statement of Operations under Salaries as of September 30, 2022.

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

The Company intends to expand the services it offers by also providing ship management services. In furtherance thereof, we acquired Ultra Shipmanagement from Mr. Stavros Galanakis and Mr. Konstantinos Galanakis, which has received its Det Norske Veritas AS approved Interim Document of Compliance provided under the authority granted by the Government of the Republic of the Marshall Islands, and specialized personnel have also been employed by the Company. The Interim Document of Compliance is the license required for a ship management company to start providing its services.

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2022 and 2021 and statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2022 and 2021.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc. as of September 30, 2022 and 2021 and the results of controlled subsidiaries for the period then ended. Elvictor Group, Inc. and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of the Company’s subsidiaries are prepared for the same reporting period as the parent entity using consistent accounting policies.

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

Accounts Receivable

For the nine-month periods ended September 30, 2022 and December 31, 2021, the Company had operations of crew manning and management and had accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit valuation and specific circumstances of the customer and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful accounts. There is no interest charged on past due accounts.

The Company does not have an allowance for doubtful accounts as of September 30, 2022 or December 31, 2021.

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

Basic income (loss) per share is calculated by dividing the Company’s net profit (loss) applicable to common shareholders by the weighted average number of shares of common stock during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of September 30, 2022.

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

Subsequent Events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2022, through November 15, 2022, the date these financial statements were issued, and has determined the following subsequent events.

On October 26, 2022, the Company determined that it would pay on behalf of certain Board members and executive officers the applicable income taxes payable, related to the payment of their compensation for the year ended December 31, 2021. The Board approved the income tax payment of $29,676 on behalf of Konstantinos Galanakis, the CEO and board member, $15,614 on behalf of Christodoulos Tzoutzakis, the COO and $7,783 on behalf of Stavros Galanakis, Vice President and Chairman of the Board. The Company has accrued for these expenses in its Condensed Consolidated Statement of Operations under Salaries as of September 30, 2022.

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

We incurred revenues of $1,781,966 for the nine-month period ended September 30, 2021 while for the nine-month period ended September 30, 2022 we increased our revenues to $1,878,002. Accordingly, for the three-month period ended September 30, 2021 we recognized revenues of $608,614 and increased revenues to $662,647 for the same period ended September 30, 2022, We believe consistent growth in our shipping crew management operations is key to the success of our Company.

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

Results of Operations

Revenues

For the nine-month periods ended September 30, 2022 and September 30, 2021, we generated $1,878,002 and $1,781,966 in total revenue, respectively, representing an increase in total revenue of $96,036 between the two periods, or 5.4%. The increase in total revenue between these two periods is primarily due to an increase in net revenue we received as an agent in connection with our providing onboarding services to crew management clients.

For the three-month periods ended September 30, 2022 and September 30, 2021, we generated $662,647 and $608,614 in total revenue, respectively, representing an increase in total revenue of $54,033 between the two periods, or 8.9%. The increase in total revenue between these two periods is primarily due to an increase in crew management clients.

Operating Expenses

For the nine-month periods ended September 30, 2022 and September 30, 2021, we incurred $1,561,103 and $959,739, respectively in total operating expenses, representing an increase in total operating expenses between the two periods of $601,364, or 62.7%. The increase in operating expenses between the two periods is primarily due to (i) an increase of $434,805 (95.1%) in salaries payable to our employees from $457,407 for the nine-month period ended September 30, 2021 to $892,212 for the same period in 2022, as a result of increases in salaries payable to management and an increase in the number of employees, (ii) an increase of $166,871 (62.6%) in professional fees from $266,384 for the nine-month period ended September 30, 2021 to $433,255 for the same period in 2022, as a result of legal and public relations fees.

For the three-month periods ended September 30, 2022 and September 30, 2021, we incurred $589,097 and $438,516, respectively in total operating expenses, representing an increase in total operating expenses between the two periods of $150,581, or 34.3%. The increase in operating expenses in 2022 is primarily due to (i) an increase of $153,591 (67.5%) in salaries payable to our employees from $227,453 for the three-month period ended September 30, 2021 to $381,043 for the same period in 2022, as a result of increases in salaries payable to management and an increase in the number of employees

Net Loss and Gross Profit

For the nine-month periods ended September 30, 2022 and September 30, 2021, we incurred a net loss of $43,928, after provision for income taxes, and a loss of $43,106,201, after provision for income taxes, respectively, representing an increase in net profit of $43,062,273 between the two periods, or 99.9%. This decrease in net loss, after provision for income taxes, for the nine-month period ended September 30, 2022 compared to a net loss, after provision for income taxes, for the same period in 2022 is mainly due to the $43,147,786 loss recognition resulting from the non-cash conversion of the preferred shares outstanding to common shares, and a decrease of $78,781, or 461.2%, in gain from operations to a loss of $61,722 for the nine-month period ended September 30, 2022 from a gain of $17,059 for the same period in 2021. This decrease in gain from operations is attributable to the increased operating expenses described above, despite the fact that the gross profit increased by $522,583, or 53.5%, from $976,798 for the nine-month period ended September 30, 2021 to $1,499,381 for the same period in 2022.

For the three-month periods ended September 30, 2022 and September 30, 2021, we incurred a net loss, after provision for income taxes of $54,273 and $68,812, respectively, representing a decrease in net loss of $14,539 between the two periods, or approximately 21.1%. This decrease in net loss, after provision for income taxes, for the three-month period ended September 30, 2022 compared to a net loss, after provision for income taxes, for the same period in 2022 is due to a decrease of $29,752, or 35.6%, in loss from operations to a loss of $53,706 for the three-month period ended September 30, 2022 from a loss of $83,458 for the same period in 2021. This decrease in loss from operations is attributable to the increased gross profit by $180,333, or 50.8%, from $355,058 for the three-month period ended September 30, 2021 to $535,391 for the same period in 2022 despite the increased operating expenses as described above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the nine-month period ended September 30, 2022 of $407,147 compared to the surplus of $371,736 for the nine-month period ended September 30, 2021, which is calculated as current assets minus current liabilities.

Cash flows for the nine-month period ended September 30, 2022

Net cash flow provided by operating activities was $99,598 for the nine-month period ended September 30, 2022, compared to $74,747 provided by operating activities during same period in 2021. This change was directly attributable to the cash receivables from our customers.

Net cash flow used in investing activities was $12,025, mainly deriving from the purchase of office equipment, and $11,744 for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively.

Net cash used for financing activities was $0, for the nine-month period ended September 30, 2022. For the same period ended September 30, 2021 net cash provided by financing activities was $111,833.

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

Contractual Obligations

The Company leases its office space in Vari, Greece under a non-cancelable operating lease that was entered into on July 10, 2020 and most recently amended on April 1, 2021. The lease requires monthly rental payments, included by year in the table below, which escalate during the lease term and expires on December 31, 2022. Furthermore, on October 1, 2021, the Company entered into a second lease agreement for its subsidiary Ultra Shipmanagement that requires monthly rental payments and expire on September 30, 2024. Both contractual obligations to make future payments are included in the table below while the difference between straight-line rent expense and rent paid is immaterial as of September 30, 2022.

Year Ending December 31,	Operating Leases
2022 (remaining)	$13,230
2023	11,760
2024	7,187
Total	$32,177

Rent expense for the nine-months ended September 30, 2022 and 2021 were $43,152 and $43,703, respectively.

Rent expense for the three-months ended September 30, 2022 and 2021 were $13,610 and $12,577, respectively.

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

The shipping industry and especially the crew management segments will likely continue to face increasing pressures, further due to the ongoing COVID-19 crisis, as well as due to the war in Ukraine. According to the International Chamber of Shipping (the “ICS”), which represents approximately 80% of the worlds’ merchant fleet, Ukrainian and Russian seafarers make up 14.5% of the global shipping workforce.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2022 our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2022. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the third quarter of 2022.

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

ELVICTOR GROUP, INC.

Dated: November 15, 2022	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2022	By:	/s/ Aikaterini Bokou
Aikaterini Bokou
Chief Financial Officer (Principal Financial and Accounting Officer)