Form 10-K
period 2022-12-31
Elvictor Group, Inc.
filed 2023-03-31
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Company’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2022, as reported on the OTC Markets on that date, was $11,604,565.

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of March 30, 2023 was 414,448,757.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any such forward-looking statements that are not statements of current or historical facts. It is not possible to predict or identify all factors, future events or circumstances that may have an impact on the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Consequently, the following should not be considered to be a complete discussion of all potential factors, risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	the inability to attract or retain qualified seafarers due to the war in the Ukraine or civil unrests in our key operating markets, among other factors;

●	effect of rising inflation on our business due to increases in seafarer salaries and with respect to our customers;

●	our ability to compete effectively within our industry since our competitors may have significantly greater financial, operational, marketing and geographic presence resources than we do;

●	COVID-19 pandemic, which has impacted and continues to impact the Company and others in the industry, including amended crew member related regulations;

●	fluctuations in global economic conditions may significantly reduce the demand for our services and adversely impact our business and results of operations;

●	changing regulatory, economic, political and governmental conditions may impact industries and markets in which the Company currently operates;

●	the effect of fluctuations in the price of oil and natural gas on the businesses of our clients may negatively impact our business and results of operations;

●	impact of the war in the Ukraine on crewing and the global shipping industry, including our ability to continue effectively serving our clients due to a shortage of qualified seafarers;

●	our ability to effectively manage our business and deliver services to our customers depends on the reliability and capacity of our technology systems;

●	our reliance on our technology and cybersecurity procedures to effectively collect, protect and store sensitive and confidential information, including our proprietary business information, as well as information pertaining to our customers, employees, and business partners; and

●	the increased cost of compliance with regulatory obligations, including data privacy regulations enacted in various jurisdictions in the U.S. and throughout the world.

ii

The forward-looking statements contained in this Report reflect our current expectations and beliefs concerning future developments and their potential impact on our operations and business. Future developments affecting us may not be those that we have anticipated. Should one or more of these factors, risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respect from those discussed in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

iii

PART I

Item 1. Business

Overview

Elvictor Group, Inc., a Nevada corporation, was incorporated on November 3, 2017 under the name of Thenablers, Inc. (“Thenablers”) and initially operated as an international business development organization with a focus on design and execution of market strategies for its clients. In October 2019, Konstantinos Galanakis, our Chief Executive Officer, Stavros Galanakis, our Vice President/Chairman of the Board), Christodoulos Tzoutzakis, our Chief Operating/ Technology Officer) and Theodoros Chouliaras, our then Chief Financial Officer were appointed as our directors, and all of the directors then serving in connection with the business of Thenablers resigned (Panagiotis Lazaretos, Sotirios Foutsis and Theofylaktos Petros Oikonomou). Those changes in management occurred to promote, operate and expand our new business with management specific knowledge. At the time of appointment of the new directors, Thenablers issued to Konstantinos Galanakis, Stavros Galanakis, Aikaterini Galanaki and Theodoros Chouliaras an aggregate of 80,000,000 shares of newly designated “Series A Convertible Preferred Stock in exchange for an aggregate purchase price of $30,000 and the transfer of all of the business of Elvictor Crew Management Ltd to the Company, including all existing crew management contracts, the transfer of which began in the fourth quarter of 2020 and concluded at the end of 2021. The 80,000,000 shares of Series A Convertible Preferred Stock, which voted with the Company’s common stock, on an as-converted basis, were converted into 395,220,000 shares of common stock issued to Mr. Konstantinos Galanakis and Mr. Stavros Galanakis on April 8, 2021, pursuant to the terms of a Settlement Agreement and resulted in a change in our control of the Company.

On November 5, 2019, Mr. Konstantinos Galanakis was appointed as our Chief Executive Officer and Stavros Galanakis as our Chairman. On December 13, 2019, via shareholder consent, our name was changed from “Thenablers, Inc.” to “Elvictor Group, Inc.” with the Nevada Secretary of State. On February 27, 2020, upon receipt of FINRA’s approval, our trading symbol in the OTC Pink Open Market was changed to “ELVG.”

On August 8, 2020, we formed a wholly owned subsidiary in Vari, Greece, Elvictor Group Hellas Single Member SA. This subsidiary provides us with back-office services and its crew management subsidiaries pertaining to human resources issues, agreements, tax and other accounting advice, and administrative support.

In September 2020, we began focusing our s business operations on providing crew management services to vessels around the world. In October 2021, we acquired 100% of the outstanding equity interests of Ultra Shipmanagement, Inc., a Marshall Islands company (“Ultra Shipmanagement”) owned by Konstantinos Galanakis and Stavros Galanakis in return for our payment of $2,500 upon which Ultra Shipmanagement, Inc. became our wholly owned subsidiary, and we began offering ship management services. On January 10, 2022, we formed a wholly owned subsidiary in Cyprus, ELVG Crew Management Limited, which provides crew management services.

On January 2022, we established the fully owned subsidiary, ELVG Crew Management Ltd, incorporated in Cyprus, to facilitate its crew management operations.

Together with our wholly owned crew management subsidiaries, we are a crewing and crew management company that sources, recruits, selects, deploys, schedules, trains, the on-going management of seafarers. Our services also include administrative functions related to crew management services, including payroll services, travel arrangements, and verifying the insurance coverage information of all onboarded seafarers. We have the benefit of over 65 years of combined experience in various value-adding activities of the shipping sector such as ship management, technical management, ship agency, crewing and crew management of Stavros Galanakis and Konstantinos Galanakis.

We currently manage over 1,800 seafarers of seven different nationalities who are aboard seven different ship types.

Recent Developments

On November 15, 2021 and effective as of January 1, 2022, we entered into a Software License Agreement with Seatrix Software Production Single Member S.A., the Licensor. The license grants us an exclusive and non-transferable license to use the Licensor’s artificial intelligence software in connection with managing shipping crews. On January 19, 2022, we issued the Licensor 7,000,000 Common Stock Restricted shares (the “License Shares”) to the Licensor as consideration for the license. Seatrix Software Production Single Member S.A. is a related party company fully owned and controlled by the Company’s CEO, Konstantinos Galanakis.

On January 19, 2022, we issued an aggregate of 900,000 shares of our Common Stock to certain directors and former directors for services previously provided to us.

On September 28, 2022, the Company notified its independent registered public accounting firm, BF Borgers CPA PC (“Borgers”), that we were dismissing Borgers as our independent auditors effective immediately, which decision was approved by our s board of directors, acting in lieu of an audit committee. Concurrently with Borgers dismissal, our board of directors appointed RBSM LLP as our new independent registered public accounting firm effective September 28, 2022. Borgers’ s audit reports on our financial statements for the fiscal years ended December 31, 2020 and 2021 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2020 and 2021 and through the September 28, 2022, there were (i) no disagreements between us and Borgers (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Borgers, would have caused Borgers to make reference to the subject matter of such disagreements in connection with its audit reports on our Company’s financial statements for such years, and (ii) no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On October 26, 2022, we determined that it would be in our bests interests to pay on behalf of certain Board members and executive officers the applicable income taxes payable, related to the payment of their compensation for the year ended December 31, 2021. The Board approved the income tax payment of $29,676 on behalf of Konstantinos Galanakis, the CEO and board member, $15,614 on behalf of Christodoulos Tzoutzakis, the COO and $7,783 on behalf of Stavros Galanakis, Vice President and Chairman of the Board. The Company has accrued for these expenses in its Consolidated Statement of Operations under Salaries as of December 31, 2022.

On January 3, 2023, a majority of our outstanding shares of capital stock entitled to vote voted to remove Lampros Theodorou as our Director. Lampros Theodorou’s removal as our Director was not for cause and not the result of any disagreement with the Board of Directors or the management or otherwise in connection with our operations, policies or practices. The effective date of the removal was December 31, 2022.

On January 3, 2023, the Board removed Aikaterini (“Katerina”) Bokou as our Chief Financial Officer (“CFO”) and simultaneously appointed Kostantinos Galanakis as our CFO. Aikaterini Bokou’s removal as our CFO was not for cause and not the result of any disagreement with the Board or the management or otherwise in connection with our operations, policies or practices. Konstantinos Galanakis has been our Chief Executive Officer since November 5, 2019.

On January 12, 2023, the Board approved our Code of Ethics and Insider Trading Policies, which are posted s on our website at www.elvictorgroup.com.

Our Services

Crewing and Crew Management Services

Crewing is a key ship management service and is defined as the selection, recruitment and training of the essential on-board crews. Crew managers source crew members for particular periods considering the specific needs on-board our clients’ vessels, the availability of crew members at the location of the vessels, and the vessels’ schedules.

We provide services that cover various types of crew management activities, including sourcing and preliminary screening of seafarers, the matching of crew members with ship owning companies, and submission of employment proposals. We also direct seafarers to health clinics, record in our databases the results of their medical examinations thereby helping verify that the seafarers are fit and ready to perform their assignments. We also maintain records of the travel and Standards of Training, Certification and Watchkeeping (“STCW”) documents which are required for the seafarers to board our clients’ vessels and perform services thereon. This is a highly complex procedure, given the number of seafarers handled on a daily basis, and requires us to process and store sensitive information (such as, but not limited to, the health records of the seafarers). Because of this, we are obligated to comply with data privacy regulations in the United States, as well as the General Data Protection Regulation (“GDPR”) of the EU.

We brief the seafarers on the details of their new assignment to ensure their familiarization with their respective tasks, after which we make the necessary travel arrangements, including booking of tickets, to ensure that the seafarers reach their destination port and embark the vessel safely and in a timely manner. Upon completion of the assigned trip, each seafarer undergoes a disembarkation and briefing procedure, during which seafarers may submit complaints related to previous assignments, state whether they would like to rejoin the specific ship company for further assignments, request to be promoted and/or effectively communicate any other issues.

For each of the aforementioned services, we charge our clients a fee based on the salary of each seafarer, the seafarer’s rank, and the type of the vessel in which the seafarer is employed (i.e. bulker, tanker, liquefied petroleum gas tanker or container ship). Most of our revenues are recognized under long-term contracts, including those for which revenues are based on either a fixed price, or cost-plus-fee basis, and primarily as performance obligations are satisfied. Revenue from crew manning and management services where we act as a principle is recognized as gross revenue and when acting as an agent, revenue is recognized as net revenue in the accounting period in which the services are rendered.

Until the first quarter of 2022, we outsourced the provision of crewing and crew management services to Elvictor Crew Management Ltd, our related party based in Cyprus. In April 2022, we reduced the amount of crewing and crew management services that we outsource by providing such services directly through our subsidiaries. Our wholly owned subsidiary ELVG Crew Management Ltd, was formed in January of 2022 with the intent of providing such services through this subsidiary.

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

We intend to expand our services by also providing ship management services and in furtherance of this plan, we acquired Ultra Shipmanagement from Stavros Galanakis and Konstantinos Galanakis, which has received its Det Norske Veritas AS approved Interim Document of Compliance provided under the authority granted by the Government of the Republic of the Marshall Islands, and we have also employed specialized personnel. The Interim Document of Compliance is the license required for a ship management company to start providing its services.

Competition

Many of our competitors have significantly greater financial and operational resources, longer operating histories, greater marketing and advertising capabilities, and broader geographic presence than we and our subsidiaries do. Our competitors may be better positioned to outmaneuver us in the market by offering more competitive pricing and by spending significantly greater resources on advertising. Our current and potential competitors may be able to expand into markets in which we and our subsidiaries currently operate, and we and our subsidiaries are vulnerable to the marketing power and potentially significantly higher level of customer brand recognition of our larger competitors. Many of our competitors offer services that are more extensive than the services we together with our subsidiaries currently offer and may offer such services at a price point that we may be unable to compete with.

Our competitors in ship and crew management can be separated into three broad categories:

(a)	Local manning companies focused on specific geographical markets situated in their countries of domicile (Ukraine, Sri Lanka, Philippines, etc.), which provide isolated services encompassing ship personnel.

(b)	In-house ship and crew management departments of ship owning companies that usually own a substantial number of vessels.

(c)	Crew & Ship management companies providing crew management services to third parties.

We believe that we can compete effectively with our competitors through:

(i)	Our access to seafarer-supplying countries, through established relations with related or third-party companies;

(ii)	Our smaller size and simpler internal structure can be more flexible to the specific requirements of each client and can offer a tailor-made approach both in the services and pricing allowing to present an attractive alternative solution to many larger ship owning companies;

(iii)	Our crew management platform designed to allow our personnel to collaborate with different cultures in different time zones with ever rising complexities, presenting a uniform service level to our clients regardless of the point of origin of the crew; and

(iv)	Our public status that provides transparency to our operations and financial performance covering our clients ESG requirements.

As we grow our operations and venture into new products and solutions, we anticipate competitive pressures to increase, particularly from established firms that find our solutions disruptive.

Government Regulation

We are subject to numerous laws and regulations in the United States and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including, but not limited to those regarding privacy, data security, intellectual property, taxation, wage and hour, sick pay and leaves of absence, anti-discrimination and harassment, whistleblower protections. We are obligated to have compliance procedures in place and to remain diligent in keeping abreast of changes in labor regulations, maritime regulations, and other trade regulations that affect our customers in order to amend our procedures. Because we are performing cash transfers to and on behalf of the crew members, we need to comply with banking regulations that applies for EU, UN and OFAC sanctions as provided to us by the banks.

The General Data Protection Regulation (“GDPR”) that has been adopted by the European Union is considered in our operations and all the required consents from the crew members are provided at the local offices on behalf of the Company for processing personal data.

As we begin to roll out additional services and solutions, we may find certain aspects of our operations fall under regulatory regimes governing the specific products or us, as a whole. For example, if we begin to provide ship management services, we may fall under certain shipping regulations.

Employees and Consultants

As of December 31, 2022, we had 23 full time employees, not including our Chief Executive Officer and our Chairman of the Board of Directors.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to include the disclosure required under this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal business and corporate address is Vassileos Constantinou 79, Vari, 16672, Attiki, Greece. The space is being provided to the Company through a lease agreement with Mrs. Aikaterini Galanaki, our Chairman’s, Stavros Galanakis’ wife, at a monthly cost of €3,500).  The specific lease has been renewed for a period starting from 01/01/2023 until 12/31/2030. We consider our office space adequate for our current operations.

On October 1, 2021, the Company entered into a second lease agreement with the wife of Mr. Stavros Galanakis for its new subsidiary in Vari, Greece for Ultra Ship Management. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

Item 3. Legal Proceedings

Currently, we are not involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the Pink Open Market under the symbol “ELVG.” The following table sets forth the quarterly high and low daily close for our Common Stock for the two years ended December 31, 2022. The bids reflect interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a limited market for our Common Stock.

	Price Range
	High	Low
Year ended December 31, 2021
First Quarter	$0.1800	$0.0710
Second Quarter	$0.2870	$0.0710
Third Quarter	$0.2669	$0.0501
Fourth Quarter	$0.0790	$0.0250
Year ended December 31, 2022
First Quarter	$0.0780	$0.0250
Second Quarter	$0.0700	$0.0200
Third Quarter	$0.0379	$0.0180
Fourth Quarter	$0.0500	$0.0130

The over-the-counter market does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the over-the-counter market may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding over the counter market. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the over-the-counter market.

Holders

As of December 31, 2022, we had 414,448,757 outstanding shares of Common Stock and 87 shareholders of record.

Dividend Policy

Holders of Common Stock are entitled to receive dividends as may be declared by the Company’s Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. We have never declared or paid any cash dividends, and we do not anticipate paying cash dividends on the Common Stock at any time in the foreseeable future. Our Board of Directors currently plans to retain earnings for the development and expansion of our business. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted an equity compensation plan.

Recent Sales of Unregistered Securities

We did not issue any securities in unregistered transactions during the fiscal year covered by this report that have not been previously reported in a Form 10-Q or Form 8-K.

Repurchases of Equity Securities

We did not repurchase any equity securities during the year ended December 31, 2022.

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

Organizational Overview

Together with our wholly owned crew management subsidiaries, we are a crewing and crew management company responsible for sourcing, recruitment, selection, deployment, scheduling, training, and on-going management of seafarers. Our services also include administrative functions related to crew management services, including payroll services, travel arrangements, and verifying the insurance coverage information of all onboarded seafarers. Our Company benefits from over 65 years of combined experience in various value adding activities of the shipping sector such as ship management, technical management, ship agency, crewing and crew management of Stavros Galanakis and. Konstantinos Galanakis.

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

We currently manage over 1,800 seafarers of seven different nationalities who are aboard seven different ship types.

We o expanded our services by providing ship management services and, we acquired Ultra Shipmanagement from Stavros Galanakis and Konstantinos Galanakis for that purpose, which has received its Det Norske Veritas AS approved Interim Document of Compliance provided under the authority granted by the Government of the Republic of the Marshall Islands, and we have also employed specialized personnel. The Interim Document of Compliance is the license required for a ship management company to start providing its services.

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2022 and 2021 and statements of operations and cash flows for the year ended December 31, 2022 and 2021.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc. as of December 31, 2022, and 2021 and the results of controlled subsidiaries for the year then ended. Elvictor Group, Inc. and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the years ended December 31, 2022 and 2021, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit valuation and specific circumstances of the customer and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful accounts. There is no interest charged on past due accounts.

The Company does not have an allowance for doubtful accounts as of December 31, 2022 or 2021.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The office equipment is depreciated over three years.

Intangible Assets

Intangible assets acquired are initially recognized at their fair value at the acquisition date. Subsequent to initial recognition, intangible assets are reported at cost less accumulated amortization and accumulated impairment losses, if any. These assets are being amortized over their useful life of five years.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2022.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Subsequent Events

The Company has analyzed the transactions from December 31, 2022, to the date these consolidated financial statements were issued for subsequent event disclosure purposes.

Plan of Operations

In order to meet business goals, we must (a) execute effectively our current business of crew management; and (b) continue to focus on new business development in order to acquire new agreements.

In order to raise sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution of the existing shareholders. If we are unable to meet our needs for cash from either the money that we raise from private placements, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

Results of Operations

Revenues

For the years ended December 31, 2022, and December 31, 2021, we generated $2,475,660 and $2,387,020 in revenues, respectively, representing an increase in revenue of $88,640, or 3.7%.

Operating Expenses

For the years ended December 31, 2022 and December 31, 2021, we incurred $2,300,442 and $1,420,841 in operating expenses, respectively, representing an increase in operating expenses between the two periods of $879,601, or 61.9%. The increase in operating expenses in 2022 is due to the increased number of our employees, some of which are performing functions previously performed by third parties and the increased professional fees. For the year ended December 31, 2022, salaries totaled $1,316,906, as compared to $720,192 for the year ended December 31, 2021, an increase of $596,714, or 82.9%.

Net Loss and Gross Profit

For the years ended December 31, 2022 and December 31, 2021, we incurred a net loss of $238,858 and $43,164,740, respectively, representing a decrease in the net loss of $42,925,882 between the two periods, or 99.5%. This decrease is mainly due to the $43,147,786 loss recognition resulting from the non-cash conversion of the preferred shares outstanding to common shares for the year ended December 31, 2021.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the year ended December 31, 2022 of $253,118 compared to a surplus of $371,736 for the year ended December 31, 2021, which is calculated as current assets minus current liabilities.

Cash flows for the year ended December 31, 2022

Net cash flow provided by operating activities was $210,365 for the year ended December 31, 2022, compared to cash flow of $134,234 used in operating activities during the year ended December 31, 2021. This increase was directly attributable to the increase in the net loss, adjusted for non-cash items, year over year.

Net cash flow used in investing activities was $14,911, for the purchase of office equipment, and $12,877 for the years ended December 31, 2022, and December 31, 2021, respectively.

Net cash provided by financing activities was Nil for the year ended December 31, 2022, and $111,833 for the year ended December 31, 2021, deriving mainly from the sale of common stock.

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

Contractual Obligations

As of January 1, 2023, our obligations and commitments to make future payments under a lease agreement that the Company pays on behalf of its subsidiaries, Ultra Shipmanagement, is $13,644 for the year of 2023, and $10,233 will be due by the year 2024.

In January 2023, the Company renewed the office lease for its subsidiary in Vari, Greece. The Company accounted for its new lease as an operating lease under the guidance of Topic 872. The new lease is 3,500€ per month, with no annual increase during the 8-year term. The Company used an incremental borrowing rate of 4.92% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease inception the company recorded a Right of Use Asset of $291,467 and a corresponding Lese Liability of $291,467.

Outlook

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

Our management team is assessing alternative plans to mitigate potential challenges arising from the ongoing war in the Ukraine, among other things.

The demand for our services depends on the demand for maritime shipping services which are subject to normal economic cycles affecting the general economy including the effect of increased inflation. Inflationary pressures may result to important increases to our operating costs that we may not be able to fully transfer to our clients thus affecting our profitability. Additionally, increase in operating costs of our clients may lead to delays in payments for our services and accumulation of bad debt, although we closely monitor their credit behavior to avoid such incidents. Additionally, significant deteriorations of economic conditions over a prolonged period could produce a material adverse effect on the demand for our services.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item 7A.

Item 8. Financial Statements and Supplementary Data

Financial Statements

of

ELVICTOR GROUP, INC.

For the Year Ended December 31, 2022, and 2021

ELVICTOR GROUP, INC.

TABLE OF CONTENTS – FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Elvictor Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Elvictor Group, Inc. (the Company) as of December 31, 2022, and the related consolidated statement of operations, consolidated statement cash flows, and statement of the changes in stockholders’ equity, for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the result of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2022.
New York, NY
March 31, 2023
PCAOB ID: 587

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Elvictor Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Elvictor Group, Inc. (the "Company") as of December 31, 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor from 2017 to 2022.

Lakewood, CO

March 31, 2022

ELVICTOR GROUP, INC

Consolidated Balance Sheets

	December 31, 2022 Audited	December 31, 2021 Audited
ASSETS
Current Assets
Cash	$503,981	$308,526
Accounts Receivable	330,864	427,482
Other Receivables	7,194	59,631
Other Receivables - Related Party	369,800	161,731
Prepaid expenses and other current assets	58,628	2,469
Total Current Assets	1,270,467	959,839

Non-current Assets
ROU Asset - Related Party	21,653	83,347
Intangible Assets, Net	168,000	-
Office Equipment, net	19,211	10,619
Total Non-current Assets	208,864	93,966

Total Assets	$1,479,331	$1,053,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$34,336	$78,322
Trade Accounts Payable	310,892	88,253
Trade Accounts Payable - Related Party	56,434	84,223
Other Payables	485,675	206,200
Lease Liability - Related Party	12,262	60,394
Accrued and Other Liabilities	68,759	30,613
Due to related party	48,991	40,098
Total Current Liabilities	1,017,349	588,103

Non-current Liabilities
Lease Liability - Related Party	9,391	22,953
Total Non-current Liabilities	9,391	22,953

Total Liabilities	1,026,740	611,056

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 and 406,548,757 common shares issued and outstanding at December 31, 2022 and December 31, 2021 respectively	41,445	40,655
Additional paid in capital	45,050,884	44,802,974
Accumulated deficit	(44,639,738)	(44,400,880)
Total Stockholders’ Equity	452,591	442,749

Total Liabilities and Stockholders’ Equity	$1,479,331	$1,053,805

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Consolidated Statements of Operations

	For the Year Ended December 31, 2022 Audited	For the Year Ended December 31, 2021 Audited

Gross Revenue	$2,045,558	$1,986,862
Net Revenue	430,102	400,158
Total Revenue	2,475,660	2,387,020
Less: Cost of Revenue	399,717	370,193
Cost of Revenue - Related Party	99,890	649,578
Gross Profit	1,976,053	1,367,249
Operating expenses
Professional fees	540,416	356,472
Professional fees - Related Party	137,004	127,957
Salaries	1,316,906	720,192
Rent -Related Party	56,931	59,144
Bad Debt Expense	17,070	-
Depreciation and Amortization	48,319	-
Other general and administrative costs	183,796	157,076

Total operating expenses	2,300,442	1,420,841

Loss from operations	(324,389)	(53,592)

Foreign Currency Translation Adjustment	9,101	-
Other Income (Expense)
Gov’t Subsidy	-	36,712
Loss from Conversion of Preferred Stock to Commons Stock	-	(43,147,786)
Other Income	117,642	-
Total other income (expense)	126,743	(43,111,074)

Net loss before income tax	$(197,646)	$(43,164,666)

Provision for income taxes (benefit)	41,212	74

Net loss	$(238,858)	$(43,164,740)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	$(0.14)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	414,059,168	306,360,531

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2022 Audited		For the Year Ended December 31, 2021 Audited
Cash Flows from Operating Activities
Net loss		$(238,858)	$(43,164,740)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation		6,319	2,257
Amortization		42,000	-
Shares Issued for Services		38,700	-
Loss on conversion of preferred stock to common stock		-	43,147,786
Changes in assets and liabilities
Accounts Receivable		96,618	(168,492)
Other Receivables		52,436	(59,631)
Other Receivables - Related Party		(208,069)	(161,731)
Prepaid expenses and other current assets		(56,159)	(287)
Accounts Payable		(43,986)	66,336
Trade Accounts Payable		222,639	25,022
Trade Accounts Payable - Related Party		(27,789)	61,685
Other Payables		279,475	49,892
Accrued and Other Liabilities		38,146	29,369
Due to related party		8,893	38,300
Net cash provided by (used in) operating activities		$210,365	$(134,234)

Cash Flows from Investing Activities
Office Equipment		(14,911)	(12,877)
Net cash used for investing activities		$(14,911)	$(12,877)

Cash Flows from Financing Activities
Sale of common stock		-	111,833
Net cash provided by financing activities		$-	$111,833

Net increase (decrease) in Cash		195,161	(35,278)

Cash at beginning of year		308,526	343,804
Cash at end of year		$503,981	$308,526

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes		$10,217	$73

Supplemental Non-Cash Investing and Financing
Transactions
Common Stock issued to reduce convertible notes payable	$		$405,725
Shares exchanged for Intangible Asset		210,000	-
Right-of-use assets obtained in exchange for operating lease obligations			61,863

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Statement of the Changes in Stockholder’s Equity

	Year Ended December 31, 2022
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, January 1, 2022	406,548,757	$40,655	-	$-	$44,802,974	$(44,400,880)	-	$442,749
Shares issued for services	900,000	90	-	-	38,610	-	-	38,700
Shares exchanged for Intangible Asset	7,000,000	700	-	-	209,300	-	-	210,000
Net Loss	-	-	-	-	-	(238,858)	-	(238,858)
Balance, December 31, 2022	414,448,757	$41,445	-	$-	$45,050,884	$(44,639,738)	-	$452,591

	Year Ended December 31, 2021
Balance, January 1, 2021	26,384,673	$2,637	80,000,000	$8,000	$1,167,646	$(1,236,140)	-	$(57,857)
Shares issued for cash	1,016,665	102	-	-	111,731	-	-	111,833
Shares issued for Convertible Bonds	3,688,419	370	-	-	405,357	-	-	405,727
Preferred Shares converted to Common	375,459,000	37,546	(80,000,000)	(8,000)	43,118,240	-	-	43,147,786
Net Loss						(43,164,740)		(43,164,740)
Balance, December 31, 2021	406,548,757	$40,655	-	$-	$44,802,974	$(44,400,880)	-	$442,749

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise.

The accompanying consolidated reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of December 31, 2022, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the year then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”). The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The company considers all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

For the year ended December 31, 2022, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of December 31, 2022. Normal contracts receivables are due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The office equipment is depreciated over 3 years.

Intangible Assets

Intangible assets acquired are initially recognized at their fair value at the acquisition date. Subsequent to initial recognition, intangible assets are reported at cost less accumulated amortization and accumulated impairment losses, if any. These assets are being amortized over their useful life of five years.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2022.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Subsequent Events

The Company has analyzed the transactions from December 31, 2022, to the date these consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of December 31, 2022, the Company has trade accounts receivable of $330,864, Other Receivables of $7,194 and Other Receivables from Related Parties of $369,800.

NOTE 4 – INTANGIBLE ASSETS

As of December 31, 2022, and 2021, Intangible assets consisted of the following:

	Useful life	December 31, 2022	December 31, 2021
At cost:
Software platform	5 years	$210,000	$-

Less: accumulated amortization		(42,000)	-
		$168,000	$-

On November 15, 2021, the company entered into a subscription agreement with Seatrix Software Production Single Member S.A, a related party company, to issue 7,000,000 restricted common shares for the purchase of license software, equal to the aggregate of $210,000 at the stated value of $0.03 per share.

Under this agreement Seatrix grants the company an exclusive and non-transferable license to use their artificial intelligence software managing shipping crews. The term of this agreement began on January 1, 2022.

The value of each common share was stated at $0.030, the FMV that the shares were trading as of January 3, 2022. The total value of $210,000 was amortized over its useful life of 5 years and the amortization began on January 1, 2022. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2023	$42,000
2024	42,000
2025	42,000
2026	42,000
$168,000

The amortization of Intangible assets was $42,000 and $0 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the CEO and Director.

The Company has entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. However, this agreement has been terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $20,000 has been expensed for the related party Elvictor Crew Management Services Ltd as of December 31, 2022, for the cost of services sold, included in the Cost of Revenue- Related Party. As of December 31, 2022, the Company has other receivables - related party of $369,800 from Elvictor Crew Management Ltd Cyprus.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the year ended December 31, 2022, the latter provided manning services to the Company of $226,066, included in the Cost of Revenue – Related Party and Net Revenue, while as of December 31, 2022, the Company had a liability of $42,829.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of the qualified personnel. For the year ended December 31, 2022, we incurred $153,005 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship Georgia Ltd as of December 31, 2022, was $13,575 included under Trade Accounts Payable – Related Party.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the year ended December 31, 2022, the latter provided manning services to the Company of $22,170, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of December 31, 2022, was $30 included under Trade Accounts Payable – Related Party.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix Software Production Single Member S.A. to provided software development services. For the year ended December 31, 2022, the Company has a balance of $0 due as of December 31, 2022.

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

Then on October 1, 2021, the Company entered into a second lease agreement with the wife of Mr. Stavros Galanakis for its new subsidiary in Vari, Greece for Ultra Ship Management. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

In January 2023, the Company renewed the office lease for its subsidiary in Vari, Greece. The Company accounted for its new lease as an operating lease under the guidance of Topic 872. The new lease is 3,500€ per month, with no annual increase during the 8-year term. The Company used an incremental borrowing rate of 4.92% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease inception the company recorded a Right of Use Asset of $291,467 and a corresponding Lese Liability of $291,467.

Total future minimum payments required under the lease agreements are as follows:

Total
Amount
2022	12,000
Thereafter	9,000
Total undiscounted minimum future lease payments	21,000
Less Imputed interest	1,653
Present value of operating lease liabilities	21,653
Disclosed as:
Current portion	9,391
Non-current portion	12,262

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is that the Company makes the bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables for crew wages is $213,348 as of December 31, 2022.

The balance in Other Accounts Payables also consists of $182,949 in Other Creditors and $89,219 in Payroll and Sales Tax Payable as of December 31, 2022.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, $0.0001 par value shares of common stock authorized. On December 31, 2022, and December 31, 2021, there were 414,448,757 and 26,384,673 common shares issued and outstanding, respectively.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued exactly 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, exactly 217,310,305 shares of restricted common stock were issued to Mr. Konstantinos Galanakis, 156,271,400 shares of restricted common were issued to Mr. Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Mr. Theofanis Anastasiadis.  As a result, there are no shares of Series A Preferred Stock issued and outstanding as of December 31, 2022.

Additionally, for the year ended December 31, 2021, the Company issued 1,016,665 shares of common stock for cash proceeds of $111,833.

On January 19, 2022, the Company issued 7,000,000 restricted shares of common stock with a value equal to $210,000. to Seatrix Software Production Single Member S.A., a Company owned and controlled by Mr. Konstantinos Galanakis, pursuant to the Software License Agreement signed on November 15, 2021, for the exclusive and non-transferable license to use the Licensor’s artificial intelligence software in connection with the managing of shipping crews.

On January 19, 2022, the Company issued an aggregate of 900,000 shares of Common Stock, with a value equal to $38,700. at the time, to certain directors and former directors for past services provided to the Company.

Issuance of Preferred Stock

On October 7, 2019, Elvictor Group, Inc. entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. Per the terms of the Agreements, these shares could not be converted for one year after they were issued and were automatically converted into 375,459,000 shares of Common Stock on April 8, 2021, which was 18 months after issuance. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of December 31, 2022.

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

Then as of April 1, 2021, the Company terminated the lease and entered into a new lease for the period commencing from April 1, 2021, to December 31, 2022, with a monthly in the amount of 3,500€ per month. This specific lease has been renewed for an 8-year term commencing January 1, 2023 and terminating December 31, 2030.

On October 1, 2021, the Company entered into a second lease agreement with the wife of Mr. Stavros Galanakis for its new subsidiary in Vari, Greece for Ultra Ship Management. The term of the lease is from October 1, 2021, to December 31, 2024 with a fixed monthly rental of 1,000€.

NOTE 10 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The Company had federal net operating loss carry forwards for tax purposes of approximately $670,000 on December 31, 2021, and approximately $900,000 on December 31, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

Net deferred tax assets consist of the following components as of December 31, 2022

	2022	2021

Deferred tax assets:
NOL Carryover	$190,664	$140,504

Sub Total	$190,664	$140,504
Valuation Allowance	$(190,664)	$(140,504)
Net Deferred Tax Asset	$-	$-

The provision for income taxes consists of the following for the subsidiaries in Greece and Cyprus:

	December 31,	December 31,
	2022	2021
Current:
Federal	$-	$-
State	-	-
Foreign – Current	30,995	-
Foreign – Prior Year	10,217	3,142
Total current tax provision	$41,212	$3,142
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$41,212	$3,142

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2022 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2022. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position
Konstantinos Galanakis	43	Chief Executive Officer and Director
Stavros Galanakis	71	Chairman of the Board of Directors and Vice President
Christodoulos Tzoutzakis	52	Chief Operating Officer and Chief Technology Officer

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

Konstantinos Galanakis – Chief Executive Officer and Director

Konstantinos Galanakis has been the Chief Executive Officer and Director of Elvictor Group, Inc. since November 2019. Following a thorough training in various U.S. and British Universities and organizations with a dedicated focus and personal interest in Business Administration, Mergers and Acquisitions, Quality, and continuous innovation he joined Elvictor Greece in 2001. He is well known for being an early adopter of digitalization in the shipping industry. His focus is on proactiveness and developing new practices, always focusing on Best Practice compliance bringing disruption to his field. Mr. Galanakis started his training in the business by embarking onboard ships, visiting and living in countries where Elvictor had branch offices, going through every department, gaining knowledge, and blueprinting all operations of each unit separately. He had attended dry docks and special surveys of the ships owned by the family. He was eager to get the expertise of various vertical and horizontal shipping businesses to approach the service from a superior state. This detailed knowledge worked on orchestrating the smooth inter-functional coordination of Elvictor’s diverse value chain activities and building the robust cloud system that Elvictor possesses today. He took part in various shipping forums as a guest speaker and specialized speaker in crew management and manning, making him widely recognized as one of the pioneers and multitasking personalities in shipping. He is fully committed to promoting the agenda of quality, ethics, and onboard safety ships. He is a holder of Bachelors in Business Administration from Richmond University, the American University in London, and Masters in Shipping from London Metropolitan University.

Christodoulos Tzoutzakis – Chief Operating Officer and Chief Technology Officer

Christodoulos Tzoutzakis is the Chief Operating Officer (COO) and Chief Technical Officer (CTO) of Elvictor Group. He has 24 years of experience in the maritime sector. From 1996 to 2001, he worked as a Software Developer in Oceanmaris Management, who possessed a fleet of 18 multipurpose vessels. From 2001 to 2013, he worked as a Senior Software Developer and IT Manager for DND Management shipping company, who possessed a fleet of 12 dry cargo vessels. He joined Elvictor Greece in 2002, and in his current role he focuses on digital transformation of the procedures of a company, while refining procedures that aim to lower human error and provide customer satisfaction. His involvement with a variety of projects has given him a wide knowledge base of the maritime industry which makes him very versatile when coming up with solutions on how to deal with the challenges found at the intersection of the maritime sector and the human resources sector. Mr. Tzoutzakis has a Bachelor’s degree in Computer Science and a Master’s degree in Information Management and Analytics from Coventry University.

Committees

We do not currently have an audit, compensation, or nominating committee.

Legal Proceedings

There are currently no legal proceedings, as well as since the incorporation of the company on November 3, 2017, there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.

Involvement in Certain Legal Proceedings

To our knowledge, since the incorporation of the Company on November 3, 2017, none of our directors and executive officers has:

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

Code of Ethics

On January 12, 2023, the Board approved the Company’s Code of Ethics and Insider Trading Policies. We have posted those documents on our website at www.elvictorgroup.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Since we do not have any securities registered under Section 12(b) or 12(g) of the Exchange, our executive officers, directors and holders of 10% or more of our shares of issued and outstanding Common Stock are not required to file reports pursuant to Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Summary Compensation Table for Fiscal Years 2022 and 2021

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

							Non-Equity
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Konstantinos Galanakis	2022	$162,522		$-	$6,450		-	-	$168,972
Chief Executive Officer	2021	$96,000	(3)	$-	$-	(2)	-	-	$96,000

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officer. Instead, these amounts reflect the aggregate grant date fair value of each stock award granted to the named executive officer during the fiscal years ended December 31, 2022 and 2021, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718. The stock-based compensation is measured at the grant date, based on the fair value of the award which is determined by the closing price of the Company’s Common Stock traded on the OTC markets on the grant date.

(2)	Excludes common stock of $6,450 earned in 2021 but which was not paid to the reporting person until January 2022.

(3)	During the year ended December 31, 2021, the reporting person voluntary agreed not to receive compensation for the first four months of 2021.

Executive Employment Agreements and Arrangements

The Company did not have an employment agreement with Konstantinos Galanakis during the years ended December 31, 2022 or 2021 and no employment agreement exists as of the date hereof.

Outstanding Equity Awards as of December 31, 2022

There are no outstanding equity awards as of December 31, 2022.

Director Compensation

The table below sets forth the compensation paid to our directors other than Konstantinos Galanakis during the fiscal year ended December 31, 2022.

	Fees Earned or
Director	Paid in Cash	Stock Awards	All Other Compensation	Total
Stavros Galanakis	$61,980	$6,450	$-	$68,430	(1)

Lampros Theodorou	$30,000	$6,450	$-	$36,450	(2)(3)

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

(1)	Mr. Stavros Galanakis also served as executive officer and fees paid to him also includes compensation paid as an executive officer.

(2)	Mr. Theodorou received in the first quarter of 2022 cash of $10,000 and common stock with a value of $6,450, for services provided in 2021, as computed in accordance with FASB ASC 718.

(3)	On January 3, 2023, a majority of our outstanding shares of capital stock entitled to vote voted to remove Lampros Theodorou as our Director. Lampros Theodorou’s removal as our Director was not for cause and not the result of any disagreement with the Board of Directors or the management or otherwise in connection with our operations, policies or practices. The effective date of the removal was December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2023, information regarding beneficial ownership of our Common Stock for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are currently exercisable or exercisable within sixty (60) days of March 31, 2023. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to securities currently exercisable or exercisable within sixty (60) days of March 31, 2023 are deemed to be outstanding for computing the percentage ownership of the person holding such securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Elvictor Group, Inc. Vassileos Constantinou 79, Vari, 16672, Attiki, Greece.

	Number of Shares of Common Stock Beneficially Owned (1)		% of Total Voting
	Shares	%	Power
5% or Greater Stockholders:

Executive Officers and Directors:
Konstantinos Galanakis	217,838,487	52.56%	52.56%
Stavros Galanakis	156,421,400	37.74%	37.74%
Christodoulos Tzoutzakis	109,091	*	*
Lampros Theodorou	150,000	*	*

All executive officers and directors as a group (five individuals)	374,518,978	90.30%	90.30%

*	Less than 1%

Item 13. Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions since January 1, 2022 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

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

We have agreed to pay the Agent a per-seaman agency fee and a per-seaman recruitment fee for new seaman hires. We also agreed to cover administrative expenses with documented evidence or vouchers. The Manning Agency Agreement had a term until September 10, 2022 at which point it had automatically been renewed for a successive period of one year since neither party provides written notice to terminate.

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

Software License Agreement with Seatrix Software Production Single Member S.A.

On April 1, 2021, we entered into a Software License Agreement with the Licensor in order to have the rights to use crew software that facilitates our operations. On November 15, 2021 we proceeded with the signing of another agreement that became effective on January 1, 2022. Pursuant to the terms of the License Agreement, the Licensor granted the Company the exclusive and non-transferable license to use the Licensor’s artificial intelligence software in connection with the managing of shipping crews. In consideration for this license, the Company agreed to issue to the Licensor 7,000,000 License shares of the Company’s common stock, par value $0.0001 per share. The License Shares were issued to the Licensor on January 19, 2022.Seatrix Software Production Single Member S.A. is a related party company fully owned and controlled by the Company’s CEO, Konstantinos Galanakis.

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

Familial Relationships

Konstantinos Galanakis, our Chief Executive Officer, is the son of Stavros Galanakis, the Chairman of the Board of Directors.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by RBSM LLP the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly report (Form 10-QT) as well as for its predecessor, BF Borgers CPA, PC, are reported below.

Audit-Related Fees

The total fees charged by RBSM LLP in 2022 aggregated $12,000 for the review of the quarterly financial statements for the period ended September 30, 2022, plus an amount between $55,000 and $60,000 which includes fees for the 2022 audited financial statements.

The total fees charged by BF Borgers CPA, PC in 2022 and 2021 aggregated $70,500 and $96,800, respectively, which includes fees for the 2021 audited financial statements and review of the quarterly financial statements for the periods ended March 31, June 30, September 30, and December 31, 2021 as well as for the periods March 31, June 30, 2022.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2022 and 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

Our financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those financial statements, are hereby filed as part of this report beginning on page 13.

Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 on the Company’s Form 10-K filed on April 19, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.1 on the Company’s Form 10-K filed on April 19, 2021).
21.1	Subsidiaries of the Company.*
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elvictor Group, Inc.

Date: March 31, 2023	By:	/s/ Konstantinos Galanakis
	Name:	Konstantinos Galanakis
	Title:	Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Konstantinos Galanakis	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2023
Konstantinos Galanakis	(Principal Executive and Financial Officer)

/s/ Stavros Galanakis	Vice President and Chairman	March 31, 2023
Stavros Galanakis