Form 10-Q
period 2023-03-31
Elvictor Group, Inc.
filed 2023-05-15
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023 there were 414,448,757 shares of common stock, par value $0.0001 per share issued and outstanding.

ELVICTOR GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022 Audited
ASSETS
Current Assets
Cash	$460,044	$503,981
Accounts Receivable	575,259	330,864
Other Receivables	19,052	7,194
Other Receivables - Related Party	409,300	369,800
Prepaid expenses and other current assets	115,225	58,628
Total Current Assets	1,578,880	1,270,467

Non-current Assets
ROU Asset - Related Party	307,147	21,653
Intangible Assets, Net	157,644	168,000
Office Equipment, net	20,686	19,211
Total Non-current Assets	485,477	208,865

Total Assets	$2,064,357	$1,479,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$16,552	$34,336
Trade Accounts Payable	226,475	310,892
Trade Accounts Payable - Related Party	123,182	56,434
Other Payables	776,106	485,675
Lease Liability - Related Party	43,965	12,262
Accrued and Other Liabilities	130,434	68,759
Due to related party	40,279	48,991
Total Current Liabilities	1,356,994	1,017,349

Non-current Liabilities
Lease Liability - Related Party	263,183	9,391
Total Non-current Liabilities	263,183	9,391

Total Liabilities	1,620,176	1,026,740
Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 common shares issued and outstanding both at March 31, 2023 and December 31, 2022	41,445	41,445
Additional paid in capital	45,050,884	45,050,884
Accumulated deficit	(44,648,148)	(44,639,738)
Total Stockholders’ Equity	444,181	452,591

Accumulated Other/Comprehensive Income/Loss	-	-
Total Liabilities and Stockholders’ Equity	$2,064,357	$1,479,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Gross Revenue	$512,321	$489,368
Net Revenue	119,930	103,804
Total Revenue	632,251	593,172
Less: Cost of Revenue	109,956	91,737
Cost of Revenue - Related Party	19,040	39,940
Gross Profit	503,255	461,495
Operating expenses
Professional fees	54,408	152,320
Professional fees - Related Party	-	12,450
Salaries	362,941	233,155
Bad Debt Expense	14,489	15,154
Rent -Related Party	-	-
Depreciation and Amortization	12,909	6,214
Other general and administrative costs	59,995	50,498

Total operating expenses	504,742	469,791

Net Loss from operations	(1,487)	(8,296)

Foreign Currency Translation Adjustment	(6,923)	-
Other Income	-	7,831
Total other income (expense)	(6,923)	7,831

Net loss before income tax	$(8,410)	$(465)

Provision for Income taxes (benefit)	-	-

Net loss	$(8,410)	$(465)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	$(0.00)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	414,448,757	412,868,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities
Net loss for the period	$(8,410)	$(465)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,553	1,266
Amortization	10,356	4,948
Shares Issued for Services	-	38,700
Changes in assets and liabilities
Accounts Receivable	(244,395)	(90,825)
Other Receivables	(11,858)	39,975
Other Receivables - Related Party	(39,500)	65,256
Prepaid expenses and other current assets	(56,596)	-
Accounts Payable	(17,784)	(51,216)
Trade Accounts Payable	(84,417)	11,016
Trade Accounts Payable - Related Party	66,748	(18,786)
Other Payables	290,431	53,920
Accrued and Other Liabilities	61,675	(24,515)
Due to related party	(8,712)	(37,680)
Net cash used in operating activities	(39,909)	(8,406)

Cash Flows from Investing Activities
Office Equipment	(4,028)	(3,265)
Net cash used in investing activities	(4,028)	(3,265)

Net Decrease in Cash	(43,937)	(11,671)

Cash at beginning of period	503,981	308,526
Cash at end of period	$460,044	296,855

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Transactions
Shares exchanged for Intangible Asset	$-	$210,000
Right-of-use assets obtained in exchange for operating lease obligations	$288,317	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Statement of the Changes in Stockholder’s Equity

	Three Months Period Ended March 31, 2023
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, January 1, 2023	414,448,757	$41,445	-	$-	$45,050,884	$(44,639,738)	$-	$452,591
Shares issued for services	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(8,410)	-	(8,410)
Balance, March 31, 2023	414,448,757	$41,445	-	$-	$45,050,884	$(44,648,148)	$-	$444,181

	Three Months Period Ended March 31, 2022
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, January 1, 2022	406,548,757	$40,655	-	$-	$44,802,974	$(44,400,880)	$-	$442,749
Shares issued for services	900,000	90	-	-	38,610	-	-	38,700
Shares exchanged for Intangible Asset	7,000,000	700	-	-	300,300	-	-	301,000
Net Loss	-	-	-	-	-	(465)	-	(465)
Balance, March 31, 2022	414,448,757	$41,445	-	$-	$45,141,884	$(44,401,346)	$-	$781,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc., formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”), was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and a new team in crew management in the shipping industry. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the company whose business became a part of the business of Thenablers in 2019, the “Elvictor Greece”) that has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing & crew management. The Company’s professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. The Company aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on digitalization, the Company plans on the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Company on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. Working on a technologically oriented path, the Company is flexible and open to other avenues of international business for the successful and profitable diversification of its portfolio.

On December 13, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name from “Thenablers, Inc.” to “Elvictor Group, Inc.” (the “Name Change”), to better reflect its new business interests. On February 25,2020, FINRA approved the Name Change and the Company’s new stock symbol “ELVG”.

As of July 10, 2020, the Company founded Elvictor Group Hellas Single Member S.A., a subsidiary in Vari, Greece, to assist the management in facilitating the Company’s operations. Additionally, the Company purchased Ultra Ship Management, a Marshall Islands company that is licensed to provide ship management services, and which established their own subsidiary in Vari, Greece.

In January 2022, the Company established its fully owned subsidiary, ELVG Crew Management Ltd, incorporated in Cyprus, to facilitate its crew management operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2023 and the results of operations and cash flows for the interim periods ended March 31, 2023 and 2022, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2023. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of March 31, 2023, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the year then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the unaudited condensed consolidated entity. The effects of all transactions between entities in the unaudited condensed consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the three months ended March 31, 2023, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of March 31, 2023. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The office equipment is depreciated over 3 years.

Intangible Assets

Intangible assets acquired are initially recognized at their fair value on the acquisition date. Subsequent to initial recognition, intangible assets are reported at cost less accumulated amortization and accumulated impairment losses, if any. These assets are being amortized over their useful life of five years.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2023.

Recent Accounting Pronouncement

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

Subsequent Events

The Company has analyzed the transactions from March 31, 2023, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of March 31, 2023, the Company has trade accounts receivable of $575,259, Other Receivables of $19,052, and Other Receivables from Related Parties of $409,300.

NOTE 4 – INTANGIBLE ASSETS

As of March 31, 2023, and 2022, Intangible assets consisted of the following:

	Useful life	March 31, 2023	December 31, 2022
At cost:
Software platform	5 years	$210,000	$210,000

Less: accumulated amortization		(52,356)	(42,000)
		$157,644	$168,000

On November 15, 2021, the Company entered into a subscription agreement with Seatrix Software Production Single Member S.A, a related party company, to issue 7,000,000 restricted common shares for the purchase of license software, equal to the aggregate of $210,000 at the stated value of $0.03 per share.

Under this agreement, Seatrix grants the Company an exclusive and non-transferable license to use their artificial intelligence software managing shipping crews. The term of this agreement began on January 1, 2022.

The value of each common share was stated at $0.030, the FMV that the shares were trading as of January 3, 2022. The total value of $210,000 was amortized over its useful life of 5 years and the amortization began on January 1, 2022. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2023	$31,644
2024	42,000
2025	42,000
2026	42,000
$157,644

The amortization of Intangible assets was $52,356 and $42,000 as of March 31, 2023, and December 31, 2022, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Konstantinos Galanakis, the CEO and Director.

The Company has entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. This agreement was terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary, ELVG Crew Management Ltd. $0 has been expensed for the related party Elvictor Crew Management Services Ltd as of March 31, 2023, for the cost of services sold, included in the Cost of Revenue- Related Party. As of March 31, 2023, the Company has other receivables - related party of $409,300 due from Elvictor Crew Management Ltd Cyprus.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the three months ended March 31, 2023, the latter provided crew manning services to the Company of $65,136, included in the Cost of Revenue – Related Party and Net Revenue, while as of March 31, 2023, the Company had a liability of $85,988.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of the qualified personnel. For the three months ended March 31, 2023, we incurred $44,749 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship Georgia Ltd as of March 31, 2023, was $37,163 included under Trade Accounts Payable – Related Party.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the three months ended March 31, 2023, the latter provided manning services to the Company of $5,070, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of March 31, 2023, was $30 included under Trade Accounts Payable – Related Party.

As disclosed in Note 4 above, the company entered into an agreement with Seatrix Software Production Single Member S.A. to provided software development services. For the three months ended March 31, 2023, the company has a balance of $0 due.

NOTE 6 – LEASES

On July 10, 2020, the Company entered into a rental lease agreement with the wife of Stavros Galanakis for its subsidiary, Elvictor Group Hellas Single Member S.A., in Vari, Greece. The term of the lease is from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment. of 5,000€. Then on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of 3,500€.

Then on October 1, 2021, the Company entered into a second lease agreement with the wife of Stavros Galanakis for its new subsidiary, Ultra Ship Management, in Vari, Greece. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

In January 2023, the Company renewed the office lease for its subsidiary in Vari, Greece. The Company accounted for its new lease as an operating lease under the guidance of Topic 842. The new lease is 3,500€ per month, with no annual increase during the 8-year term. The Company used an incremental borrowing rate of 4.92% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease inception the Company recorded a Right of Use Asset of $307,148 and a corresponding Lease Liability of $307,148.

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt	Total
	Amount		Amount
2023	34,248	9,785	44,033
2024	45,664	9,785	55,449
2025	45,664		45,664
2026	45,664		45,664
2027	45,664		45,664
Thereafter	136,991		136,991
Total undiscounted minimum future lease payments	353,894	19,570	373,464
Less Imputed interest	(65,577)	(739)	(66,316)
Present value of operating lease liabilities	288,317	18,831	307,148
Disclosed as:
Current portion	31,478	12,488	43,965
Non-current portion	256,839	6,343	263,183

The Company recorded rent expenses of $14,489 and $15,154 for the three months ended March 31, 2023, and 2022, respectively.

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In this capacity, the Company shows the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $776,107 as of March 31, 2023 compared to $485,675 as of December 31, 2022.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On December 31, 2022, there were 414,448,757 common shares issued and outstanding.

On April 8, 2021, the Company issued 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 217,310,305 shares of restricted common stock were issued to Konstantinos Galanakis, 156,271,400 shares of restricted common were issued to Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Theofanis Anastasiadis.  As a result, there were no shares of Series A Preferred Stock issued and outstanding as of December 31, 2022.

On January 19, 2022, the Company issued 7,000,000 restricted shares of common stock with a value of $210,000 to Seatrix Software Production Single Member S.A., a Company owned and controlled by Konstantinos Galanakis, pursuant to the November 15, 2021, Software License Agreement, for the exclusive and non-transferable license to use the Licensor’s artificial intelligence software in connection with the managing of shipping crews.

On January 19, 2022, the Company issued an aggregate of 900,000 shares of Common Stock with a value equal to $38,700 at the time to certain directors and former directors for past services provided to the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch, Elvictor Group Hellas Single Member S.A., in Vari, Greece for the period commencing from July 10, 2020, through December 31, 2021, in the amount of 5,000€ per month, the first month July was adjusted for the shortened period. The lessor, Aikaterini Galanakis, is the wife of the Company’s president, Stavros Galanakis.

Then as of April 1, 2021, the Company terminated the lease and entered into a new lease for the period commencing from April 1, 2021, to December 31, 2022, with a monthly in the amount of 3,500€ per month. This specific lease was renewed for an 8-year term commencing on January 1, 2023, and terminating on December 31, 2030.

On October 1, 2021, the Company entered into a second lease agreement with the wife of Stavros Galanakis for its new subsidiary, Ultra Ship Management, in Vari, Greece. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

NOTE 10 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The Company had federal net operating loss carry forwards for tax purposes of approximately $900,000 on December 31, 2022, and approximately $915,000 on March 31, 2023, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

Net deferred tax assets consist of the following components as of March 31, 2023 and December 31, 2022

	2023%	2022

Deferred tax assets:
NOL Carryover	$193,061	$190,664

Sub Total	$193,061	$190,664
Valuation Allowance	$(193,061)	$(190,664)
Net Deferred Tax Asset	$(0)	$0

The provision for income taxes consists of the following for the subsidiaries in Greece and Cyprus:

	March 31,	December 31,
	2023	2022
Current:
Federal	$-	$-
State	-	-
Foreign - Current	3,670	30,995
Foreign - Prior Year	0	10,217
Total current tax provision	$3,670	$41,212
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$3,670	$41,212

NOTE 11 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2023, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Our SEC filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Organizational Overview

Together with our wholly owned crew management subsidiaries, we are a crewing and crew management company responsible for sourcing, recruitment, selection, deployment, scheduling, training, and on-going management of seafarers. Our services also include administrative functions related to crew management services, including payroll services, travel arrangements, and verifying the insurance coverage information of all onboarded seafarers. We benefit from over 65 years of combined experience in various value adding activities of the shipping sector such as ship management, technical management, ship agency, crewing and crew management of Stavros Galanakis and Konstantinos Galanakis.

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

We intend to expand the services it offers by also providing ship management services. In furtherance of such expansion, we acquired Ultra Shipmanagement from Stavros Galanakis and Konstantinos Galanakis, both related parties to the Company, which has received its Det Norske Veritas AS approved Interim Document of Compliance provided under the authority granted by the Government of the Republic of the Marshall Islands, and we have also employed specialized personnel. The Interim Document of Compliance is the license required for a ship management company to start providing its services.

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

Future Operations

In order to meet business goals, we must (a) execute efficiently our current business of crew management; and (b) continue to focus on new business development in order to acquire new agreements.

In order to raise sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, from a public offering, a private placement of securities, or loans from third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either the money that we raise from private placements, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

We generated revenues of $593,172 for the three-month period ended March 31, 2022 while for the three-month period ended March 31, 2023 we increased our revenues to $632,251. We believe consistent growth in our shipping crew management operations is key to our success.

In the second quarter of 2021, we entered into an exclusive Software License Agreement with Seatrix Software Production Single Member S.A. in order to have the rights to use crew software that facilitates our operations. Thereafter in the fourth quarter of 2021 we signed a new Software License Agreement, effective on January 1, 2022, that granted the perpetual exclusive and non-transferable license in exchange of shares of common stock. Through this agreement we are entitled to use the crew management platform and our personnel can collaborate with many different cultures in many different time zones with ever rising complexities, presenting a uniform service level to our principals regardless of the point of origin of the crew.

Results of Operations

Revenues

For the three-month periods ended March 31, 2023 and March 31, 2022, we generated $632,251 and $593,172 in total revenue, respectively, representing an increase in total revenue of $39,079 between the two periods, or 6.6%. The increase in total revenue between these two periods is primarily due to an increase in crew management clients.

Operating Expenses

For the three-month periods ended March 31, 2023, and March 31, 2022, we incurred $504,742 and $469,791, respectively in total operating expenses, representing an increase in total operating expenses between the two periods of $34,951, or 7.4%. The increase in operating expenses in 2023 is primarily due to an increase of $129,786 (55.7%) in salaries payable to our employees from $233,155 for the three-month period ended March 31, 2022 to $362,941 for the same period in 2023, as a result of increases in salaries payable to management and an increase in the number of employees.

Net Loss and Gross Profit

For the three-month periods ended March 31, 2023 and March 31, 2022, we incurred a net loss of $8,410, after provision for income taxes, and a loss of $465, after provision for income taxes, respectively, representing a decrease in net profit of $7,945 between the two periods. This decrease in net profit is attributable to the increased operating expenses described above, despite that the gross profit increased by $41,760, or 9.1%, from $461,495 for the three-month period ended March 31, 2022 to $503,255 for the same period in 2023.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the three-month period ended March 31, 2023 of $221,866 compared to the surplus of $253,118 for the year ended December 31, 2022, which is calculated as current assets minus current liabilities.

Cash flows for the three-month period ended March 31, 2023

Net cash outflow provided by operating activities was $39,909 for the three-month period ended March 31, 2023, compared to an outflow of $8,406 during same period in 2022. This change was mainly attributable to the cash receivable from our customers.

Net cash flow used in investing activities was $4,028, mainly deriving from the purchase of office equipment, and $3,265 for the three-month periods ended March 31, 2023 and March 31, 2022, respectively.

Net cash used for financing activities was $0, for the three-month periods ended March 31, 2023 and March 31, 2022, respectively.

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

Contractual Obligations

On July 10, 2020, we entered into a rental lease agreement with the wife of Stavros Galanakis for its subsidiary, Elvictor Group Hellas Single Member S.A., in Vari, Greece. The term of the lease is from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment. of 5,000€. Then on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of 3,500€.

Then on October 1, 2021, we entered into a second lease agreement with the wife of Stavros Galanakis for its new subsidiary, Ultra Ship Management, in Vari, Greece. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

In January 2023, we renewed the office lease for its subsidiary in Vari, Greece. We accounted for this new lease as an operating lease under the guidance of Topic 842. The new lease is 3,500€ per month, with no annual increase during the 8-year term. We used an incremental borrowing rate of 4.92% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease inception we recorded a Right of Use Asset of $307,148 and a corresponding Lease Liability of $307,148.

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt	Total
	Amount		Amount
2023	34,248	9,785	44,033
2024	45,664	9,785	55,449
2025	45,664		45,664
2026	45,664		45,664
2027	45,664		45,664
Thereafter	136,991		136,991
Total undiscounted minimum future lease payments	353,894	19,570	373,464
Less Imputed interest	(65,577)	(739)	(66,316)
Present value of operating lease liabilities	288,317	18,831	307,148
Disclosed as:
Current portion	31,478	12,488	43,965
Non-current portion	256,839	6,343	263,183

We recorded rent expenses of $14,489 and $15,154 for the three months ended March 31, 2023, and 2022, respectively.

Outlook

The outbreak of COVID-19 has adversely affected both our and our clients’ operations. During the pandemic there were cases where crews were likely to be unable to travel to join a vessel or be repatriated following the completion of their contract due to travel restrictions creating several challenges in our operations. Additionally, specialized staff such as inspectors were often restricted from accessing vessels and thus conducting the legally required inspections (safety, environmental, training, etc.), supplies were often difficult to reach the vessels and support from head offices could be of lower quality since a large part of the staff was working remotely. We were able to continue to operate with minor interruptions although the vast majority of our staff worked remotely from the beginning of the pandemic. However, in the future similar epidemics, pandemics or outbreaks may impact our business due to closures or restrictions requested or mandated by governmental authorities, disruption to supply chains and workforce, reduction of demand for our services, and credit losses when customers and other counterparties fail to satisfy their obligations to us, among other factors.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2023 our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31,2023. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to disclose risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the first quarter of 2023.

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

ELVICTOR GROUP, INC.

Dated: May 15, 2023	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive and Financial Officer (Principal Executive Officer)