Form 10-K/A
period 2022-12-31
Elvictor Group, Inc.
filed 2023-08-04
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the Company’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2022, as reported on the OTC Markets on that date, was $11,604,565.

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of March 30, 2023 was 414,448,757.

Auditor Name:	Auditor Location:	Auditor Firm ID:
RBSM LLP	New York, NY	PCAOB ID: 587
BF Borgers CPA PC	Lakewood, CO	PCAOB ID 5041

EXPLANATORY NOTE

Elvictor Group, Inc. is referred to herein as “we”, “us”, “our”, or the “Company.

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed on March 31, 2023 (the “Original 10-K”), to provide amended disclosures pursuant to correspondence with the staff of the Securities and Exchange Commission in connection with their review of the Original 10-K.

Part II. Item 9A of the Original 10-K is hereby amended and being replaced with this amended Item 9A:

Item 9A. Controls and Procedures

Disclosure Controls and Procedure

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Refer to the upkeep of records which, with reasonable detail, accurately and fairly reflect our transactions and dispositions;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company;

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements;

●	Provide reasonable assurance that any unauthorized cash transactions are detected and prevented; and

●	Provide reasonable assurance, that potential erroneous accounting entries are identified and corrected on a timely manner.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures

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

Deficiencies and Significant Deficiencies

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

Remediation of Deficiencies and Significant Deficiencies

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Additionally, we will continue to establish and implement proper processes and systems to remediate the deficiencies we have had, including preventive controls with the segregation of duties on main areas such as payroll, billing, cash recording, and IT control and detective controls involving account reconciliations on a monthly basis.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elvictor Group, Inc.

Date: August 4, 2023	By:	/s/ Konstantinos Galanakis
	Name:	Konstantinos Galanakis
	Title:	Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Konstantinos Galanakis	Chief Executive Officer, Chief Financial Officer and Director	August 4, 2023
Konstantinos Galanakis	(Principal Executive and Financial Officer)

/s/ Stavros Galanakis	Vice President and Chairman	August 4, 2023
Stavros Galanakis

4