Form 10-K/A
period 2022-12-31
Elvictor Group, Inc.
filed 2023-08-09
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 2

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

EXPLANATORY NOTE

Elvictor Group, Inc. is referred to herein as “we”, “us”, “our”, or the “Company”.

We are filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed on March 31, 2023 (the “Original 10-K”), to provide amended disclosures pursuant to correspondence with the staff of the Securities and Exchange Commission in connection with their review of the Original 10-K.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Elvictor Group, Inc.

Date: August 9, 2023	By:	/s/ Konstantinos Galanakis
	Name:	Konstantinos Galanakis
	Title:	Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Konstantinos Galanakis	Chief Executive Officer, Chief Financial Officer and Director	August 9, 2023
Konstantinos Galanakis	(Principal Executive and Financial Officer)

/s/ Stavros Galanakis	Vice President and Chairman	August 9, 2023
Stavros Galanakis

4