Form 10-Q
period 2023-06-30
Elvictor Group, Inc.
filed 2023-08-11
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ELVG	OTC Pink Market

As of August 11, 2023 there were 414,448,757 shares of common stock, par value $0.0001 per share issued and outstanding.

ELVICTOR GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022 Audited
ASSETS
Current Assets
Cash	$171,972	$503,981
Accounts Receivable	441,437	330,864
Other Receivables	18,816	7,194
Other Receivables - Related Party	403,800	369,800
Prepaid expenses and other current assets	144,230	58,628
Total Current Assets	1,180,255	1,270,467

Non-current Assets
ROU Asset - Related Party	297,507	21,653
Intangible Assets, Net	150,383	168,000
Office Equipment, net	18,817	19,211
Total Non-current Assets	466,707	208,865

Total Assets	$1,646,962	$1,479,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$26,615	$34,336
Trade Accounts Payable	166,139	310,892
Trade Accounts Payable - Related Party	152,993	56,434
Other Payables	483,788	485,675
Lease Liability - Related Party	44,600	12,262
Accrued and Other Liabilities	171,021	68,759
Due to related party	30,984	48,991
Total Current Liabilities	1,076,140	1,017,349

Non-current Liabilities
Lease Liability - Related Party	252,907	9,391
Total Non-current Liabilities	252,907	9,391

Total Liabilities	1,329,047	1,026,740
Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 common shares issued and outstanding both at June 30, 2023 and December 31, 2022	41,445	41,445
Additional paid in capital	45,050,884	45,050,884
Accumulated deficit	(44,774,414)	(44,639,738)
Total Stockholders’ Equity	317,915	452,591

Accumulated Other/Comprehensive Income/Loss	-	-
Total Liabilities and Stockholders’ Equity	$1,646,962	$1,479,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC
Unaudited Condensed Consolidated Statement of Operations

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Gross Revenue	$468,287	$517,063	$980,608	$1,006,431
Net Revenue	133,161	105,120	253,090	208,924
Total Revenue	601,448	622,183	1,233,698	1,215,355
Less: Cost of Revenue	107,962	97,858	217,918	189,595
Cost of Revenue - Related Party	17,950	21,830	36,990	61,770
Gross Profit	475,536	502,495	978,790	963,990
Operating expenses
Professional fees	108,906	138,311	163,313	290,631
Professional fees - Related Party	-	13,184	-	25,634
Salaries	425,404	278,013	788,345	511,169
Rent -Related Party	14,714	14,388	29,203	29,542
Bad Debt Expense	3,113		3,113	-
Depreciation and Amortization	13,265	6,232	26,174	12,446
Other general and administrative costs	37,791	48,485	97,786	98,981

Total operating expenses	603,193	498,613	1,107,935	968,403

Profit/(Loss) from operations	(127,657)	3,882	(129,145)	(4,413)

Foreign Currency Translation Adjustment	1,391	-	(5,531)	-
Other Income	-	8,547	-	16,377
Total other income (expense)	1,391	8,547	(5,531)	16,377

Net income (loss) before income tax	$(126,266)	$12,429	$(134,676)	$11,964

Provision for income taxes (benefit)	-	1,619	-	1,619

Net income/(loss)	$(126,266)	$10,810	$(134,676)	$10,345

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	414,448,757	414,448,757	414,448,757	413,663,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows from Operating Activities
Net (loss) income	$(134,676)	$10,345
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	5,346	2,495
Amortization	20,827	9,951
Amortization of ROU Asset	21,849	60,229
Shares Issued for Services	-	38,700
Changes in assets and liabilities
Accounts Receivable	(110,573)	(36,471)
Other Receivables	(11,622)	59,632
Other Receivables - Related Party	(34,000)	38,646
Prepaid expenses and other current assets	(85,602)	(37,000)
Accounts Payable	(7,721)	(48,044)
Trade Accounts Payable	(144,753)	31,194
Trade Accounts Payable - Related Party	96,559	(38,345)
Other Payables	(1,886)	163,944
Lease Liability	(21,849)	(60,229)
Accrued and Other Liabilities	102,262	(8,194)
Due to related party	(18,007)	(32,204)
Net cash (used in) provided by operating activities	$(323,847)	$154,650

Cash Flows from Investing Activities
Office Equipment	(8,162)	(8,378)
Net cash used in investing activities	$(8,162)	$(8,378)
Net (decrease) increase in Cash	(332,009)	146,271

Cash at beginning of period	503,981	308,526
Cash at end of period	$171,972	$454,797

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	-	$-

Supplemental Non-Cash Investing and Financing Transactions
Shares exchanged for Intangible Asset	-	210,000
Right-of-use assets obtained in exchange for operating lease obligations	291,467	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Statement of the Changes in Stockholder’s Equity

	Six Months Period Ended June 30, 2023
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, January 1, 2023	414,448,757	$41,445	-	$-	$45,050,884	$(44,639,738)	$-	$452,591
Shares issued for services	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(8,410)	-	(8,410)
Balance, March 31, 2023	414,448,757	41,445	-	-	45,050,884	(44,648,148)	$-	444,181
Net Loss	-	-	-	-	-	(126,266)	-	(126,266)
Balance, June 30, 2023	414,448,757	$41,445	-	$-	$45,050,884	$(44,774,414)	$-	$317,915

	Six Months Period Ended June 30, 2022
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, January 1, 2022	406,548,757	$40,655	-	$-	$44,802,974	$(44,400,880)	$-	$442,749
Shares issued for services	900,000	90	-	-	38,610	-	-	38,700
Shares exchanged for Intangible Asset	7,000,000	700	-	-	300,300	-	-	301,000
Net Loss	-	-	-	-	-	(465)	-	(465)
Balance, March 31, 2022	414,448,757	41,445	-	-	45,141,884	(44,401,346)	-	781,984
Net Profit	-	-	-	-	-	10,810	-	10,810
Balance, June 30, 2022	414,448,757	$41,445	-	$-	45,141,884	$(44,390,535)	$-	$792,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc., formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”), was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the Company’s brand and a new crew management team in in the shipping industry. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the Company whose business became a part of the business of Thenablers in 2019, the “Elvictor Greece”) that has been active across various value-adding shipping sector activities, such as ship management, technical management, crewing & crew management. The Company’s professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. The Company aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on digitalization, the Company plans on the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The Company's strategic growth on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. Working on a technologically oriented path, the Company is flexible and open to other avenues of international business for the successful and profitable diversification of its portfolio.

On December 13, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name from “Thenablers, Inc.” to “Elvictor Group, Inc.” (the “Name Change”), to better reflect its new business interests. On February 25, 2020, FINRA approved the Name Change and the Company’s new stock symbol “ELVG”.

As of July 10, 2020, the Company founded Elvictor Group Hellas Single Member S.A., a subsidiary in Vari, Greece, to assist the Company’s management in facilitating the Company’s operations. Additionally, the Company purchased Ultra Ship Management, a Marshall Islands company that is licensed to provide ship management services, and which established their own subsidiary in Vari, Greece.

In January 2022, the Company established its fully owned subsidiary, ELVG Crew Management Ltd, incorporated in Cyprus, to facilitate its crew management operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2023 and the results of operations and cash flows for the interim periods ended June 30, 2023 and 2022, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 30, 2023. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of June 30, 2023, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the year then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the unaudited condensed consolidated entity. The effects of all transactions between entities in the unaudited condensed consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Cash and Cash Equivalents

The company considers all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of six months or less, when purchased, to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

For the six months ended June 30, 2023, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of June 30, 2023. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2023.

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

Subsequent Events

The Company has analyzed the transactions from June 30, 2023, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of June 30, 2023, the Company has trade accounts receivable of $441,437, Other Receivables of $18,816 and Other Receivables from Related Parties of $403,800.

NOTE 4 – INTANGIBLE ASSETS

As of June 30, 2023, and December 31, 2022, Intangible assets consisted of the following:

	Useful life	June 30, 2023	December 31, 2022
At cost:
Software platform	5 years	$210,000	$210,000
Accounting software		3,652

Less: accumulated amortization		(63,269)	(42,000)
		$150,383	$168,000

On November 15, 2021, the Company entered into a subscription agreement with Seatrix Software Production Single Member S.A (“Seatrix”), a related party company, to issue 7,000,000 restricted common stock shares for the purchase of license software, equal to an aggregate of $210,000 at the stated value of $0.03 per share.

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

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2023	$21,788
2024	43,221
2025	43,221
2026	42,153
$150,383

The amortization of Intangible assets was $63,269 and $42,000 as of June 30, 2023, and December 31, 2022, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Stavros Galanakis, the Vice-President and Chairman of the Board of Directors or, Konstantinos Galanakis, the Chief Executive Officer and Director.

In October 2020, the Company entered into an agreement with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. This agreement was terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $0 has been expensed for the related party Elvictor Crew Management Services Ltd as of June 30, 2023, for the cost of services sold, included in the Cost of Revenue- Related Party. As of June 30, 2023, the Company has other receivables - related party of $403,800 from Elvictor Crew Management Ltd Cyprus.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd (“Qualship”) for Qualship to provide training of qualified personnel. For the six months ended June 30, 2023, we incurred $82,864 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship as of June 30, 2023, was $66,810 included under Trade Accounts Payable – Related Party.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in the country of Georgia. During the Six months ended June 30, 2023, the latter provided manning services to the Company of $121,238, included in the Cost of Revenue – Related Party and Net Revenue, while as of June 30, 2023, the Company had a liability of $84,372.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the Six months ended June 30, 2023, the latter provided manning services to the Company of $10,500, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of June 30, 2023, was $1,810 included under Trade Accounts Payable – Related Party.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix to provide software development services. For the six months ended June 30, 2023, the Company has a balance of $0 due.

NOTE 6 – LEASES

On July 10, 2020, the Company entered into a rental lease agreement with Stavros Galanakis’s wife for its subsidiary, Elvictor Group Hellas Single Member S.A., in Vari, Greece. The term of the lease is from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment. of 5,000€. On April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of 3,500€.

Then on October 1, 2021, the Company entered into a second lease agreement with Stavros Galanakis’s wife for its new subsidiary, Ultra Ship Management, in Vari, Greece. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

In January 2023, the Company renewed the office lease for its subsidiary in Vari, Greece. The Company accounted for its new lease as an operating lease under the guidance of Topic 842. The new lease is 3,500€ per month, with no annual increase during the 8-year term. The Company used an incremental borrowing rate of 4.92% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease inception the Company recorded a Right of Use Asset of $291,467 and a corresponding Lease Liability of $291,467.

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt	Total
	Amount		Amount
2023	22,927	6,551	29,478
2024	45,855	9,826	55,681
2025	45,855		45,855
2026	45,855		45,855
2027	45,855		45,855
Thereafter	137,562		137,562
Total undiscounted minimum future lease payments	343,909	16,377	360,286
Less Imputed interest	(62,193)	(585)	(62,779)
Present value of operating lease liabilities	281,716	15,791	297,507
Disclosed as:
Current portion	31,993	12,607	44,600
Non-current portion	249,723	3,185	252,907

The Company recorded rent expenses of $29,203 and $29,542 for the six months ended June 30, 2023, and 2022, respectively.

NOTE 7 - OTHER PAYABLES

The services in the manning of a crew provided by the Company to the shipping companies include the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $483,789 as of June 30, 2023 compared to $485,675 as of December 31, 2022.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On December 31, 2022, there were 414,448,757 common shares issued and outstanding.

On July 7, 2020 the Company entered into a Settlement Agreement and Release with the holders of the Series A Preferred Stock, Konstantinos Galanakis and Stavros Galanakis, having 46,702,857 and 33, 297,143 shares each, respectively (the “Preferred Holders”), whereby the Preferred Holders agreed to cancel all shares of Series A Preferred in exchange for 95% of the common stock held as an aggregate of the holdings of the founding shareholders plus the shares to be issued to the Preferred Holders the earliest of a) the Company showing pro forma 12 month revenues in excess of $3,000,000; b) the successful raising of funds through equity or debt in excess of $10,000,000; or 9 months from the date execution (the “Settlement Agreement”). The Settlement Agreement is further conditioned upon the execution of a non-compete agreement between the Company and the Preferred Holders preventing them from competing in crew and ship management. In conjunction therewith, on April 8, 2021, the Company issued 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the July 7, 2020 Settlement Agreement, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 217,310,305 shares of restricted common stock were issued to Konstantinos Galanakis, 156,271,400 shares of restricted common stock were issued to Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Theofanis Anastasiadis. As a result, there were no shares of Series A Preferred Stock issued and outstanding as of December 31, 2022.

On January 19, 2022, the Company issued 7,000,000 restricted common stock shares with a value of $210,000 to Seatrix Software Production Single Member S.A., a company owned and controlled by Konstantinos Galanakis, pursuant to the November 15, 2021 Software License Agreement, for the exclusive and non-transferable license to use the Licensor’s artificial intelligence software in connection with the managing of shipping crews.

On January 19, 2022, the Company issued an aggregate of 900,000 restricted common stock with a value equal to $38,700 at the time to certain directors and former directors for past services provided to the Company.

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

Then as of April 1, 2021, the Company terminated the lease and entered into a new lease for the period commencing from April 1, 2021, to December 31, 2022, with a monthly in the amount of 3,500€ per month. This specific lease was renewed for an 8-year term commencing on January 1, 2023, and terminates on December 31, 2030.

On October 1, 2021, the Company entered into a second lease agreement with Stavros Galanakis’s wife for its new subsidiary, Ultra Ship Management, in Vari, Greece. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

NOTE 10 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The Company had federal net operating loss carry forwards for tax purposes of approximately $900,000 on December 31, 2022, and approximately $915,000 on June 30, 2023, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

Net deferred tax assets consist of the following components as of June 30, 2023 and December 31, 2022

	2023	2022
Deferred tax assets:
NOL Carryover	$218,946	$190,664

Sub Total	$218,946	$190,664
Valuation Allowance	$(218,946)	$(190,664)
Net Deferred Tax Asset	$-	$-

The provision for income taxes consists of the following for the subsidiaries in Greece and Cyprus:

	June 30,	December 31,
	2023	2022
Current:
Federal	$-	$-
State	-	-
Foreign - Current	3,670	30,995
Foreign - Prior Year	-	10,217
Total current tax provision	$3,670	$41,212
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$3,670	$41,212

NOTE 11 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2023, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Our SEC filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Organizational Overview

Together with our wholly owned crew management subsidiaries, we are a crewing and crew management company responsible for sourcing, recruitment, selection, deployment, scheduling, training, and on-going management of seafarers. Our services also include administrative functions related to crew management services, including payroll services, travel arrangements, and verifying the insurance coverage information of all onboarded seafarers. We benefit from over 65 years of combined experience in various value adding activities of the shipping sector such as ship management, technical management, ship agency, crewing, and crew management of Stavros Galanakis and Konstantinos Galanakis.

Through the crew management platform developed by our affiliate, Seatrix, our personnel can collaborate with many different cultures in many different time zones with ever rising complexities, presenting a uniform service level to our principals, regardless of the point of origin of the crew. This innovation allows us to hire junior operators, who after a short training procedure are able to serve our principals with high quality standards, helping us be cost effective while maintaining the highest possible service level.

We intend to expand our services by also providing ship management services. In furtherance of such expansion, we acquired Ultra Shipmanagement from Stavros Galanakis and Konstantinos Galanakis, both of which are related parties, which has received its Det Norske Veritas as approved Interim Document of Compliance provided under the authority granted by the Government of the Republic of the Marshall Islands, and we have also employed specialized personnel. The Interim Document of Compliance is the license required for a ship management company to start providing its services.

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

To address these issues, we are implementing short and long-term strategies based on proactive scheduling and recruitment, with the help of our cloud-based system and intelligent metrics that have been developed in-house to monitor the “trends and fashions” of the maritime industry. Our goal is to build new pools of seafarers by accelerating promotions, cadetship programs, and the employment of more cadets onboard. These cadets are scheduled to be promoted to junior officers in the near future, generating a new breed of officers to address the global shortage and maintain crews at reasonable costs. We have also developed interactive screens through HTML5 links to communicate with seafarers and to keep crews updated, monitor their welfare and provide better services to them. We also proceed to regular updates of our cloud-based system to elevate logistics intelligence, allowing us to handle growth and recruitment volumes more efficiently. While we believe that these actions will help address many of these issues, if we are unable to effectively do so, the shortage of crew members and significant increase in expenses could have a materially adverse impact on our business.

COVID-19

The future outbreak of COVID-19 may negatively impact our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide; the future outbreak of COVID-19 would adversely affect our business, results of operations and financial condition.

The future outbreak of the COVID-19 may adversely affect our shipping industry related customers and have an adverse effect on our results of operations.

The risks associated with any future outbreak of COVID-19 would adversely affect our revenues due to health concerns by patrons of the shipping industry and government restrictions upon the airline and shipping industry. Risks related to a future epidemic, pandemic, or other health crisis, such as COVID-19, could negatively impact our results of operations. The ultimate extent of the impact of any epidemic, pandemic or other health crisis our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including future information that may emerge concerning the severity of such future epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

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

We generated revenues of $1,215,355 and $1,233,698 for the six-month period ended June 30, 2022 and June 30, 2023 reflecting increased revenues of $18,343. We believe consistent growth in our shipping crew management operations is the key to our success.

In the second quarter of 2021, we entered into an exclusive Software License Agreement with Seatrix in order to have the right to use crew software that facilitates our operations. Thereafter in the fourth quarter of 2021 we signed a new Software License Agreement, effective on January 1, 2022, that granted the perpetual exclusive and non-transferable license in exchange of shares of our common stock. Through this agreement we are entitled to use the crew management platform and our personnel can collaborate with many different cultures in many different time zones with ever rising complexities, presenting a uniform service level to our principals regardless of the point of origin of the crew.

Results of Operations

Revenues

For the six-month periods ended June 30, 2023 and June 30, 2022, we generated $1,233,698 and $1,215,355 in total revenue, respectively, representing an increase in total revenue of $18,343 between the two periods, or 1.5%. The increase in total revenue between these two periods is primarily due to an increase in crewing clients.

For the three-month periods ended June 30, 2023 and June 30, 2022, we generated $601,448 and $622,183 in total revenue, respectively, representing a decrease in total revenue of $20,735 between the two periods, or 3.4%. The decrease in total revenue between these two periods is primarily due to a decrease in crew management clients during the specific quarter of 2023.

Operating Expenses

For the six-month periods ended June 30 2023, and June 30, 2022, we incurred $1,107,935 and $968,403, respectively in total operating expenses, representing an increase in total operating expenses between the two periods of $139,532, or 14.4%. The increase in operating expenses in 2023 is primarily due to an increase of $277,176 (54.2%) in salaries payable to our employees from $511,169 for the six-month period ended June 30, 2022 to $788,345 for the same period in 2023, as a result of increases in salaries payable to management and an increase in the number of employees.

For the three-month periods ended June 30 2023, and June 30, 2022, we incurred $603,193 and $498,613, respectively in total operating expenses, representing an increase in total operating expenses between the two periods of $104,580, or 21.0%. The increase in operating expenses in 2023 is primarily due to an increase of $147,391 (53.0%) in salaries payable to our employees from $278,013 for the three-month period ended June 30, 2022 to $425,404 for the same period in 2023, as a result of increases in salaries payable to management and an increase in the number of employees.

Net Loss and Gross Profit

For the six-month periods ended June 30, 2023 and June 30, 2022, we incurred a net loss of $134,676, after provision for income taxes, and a net profit of $10,345, after provision for income taxes, respectively, representing a decrease in net profit of $145,021 between the two periods. This decrease in net profit is attributable to the increased operating expenses described above, despite that the gross profit increased by $14,800, or 1.5%, from $963,990 for the six-month period ended June 30, 2022 to $978,790 for the same period in 2023.

For the three-month periods ended June 30, 2023 and June 30, 2022, we incurred a net loss of $126,266, after provision for income taxes, and a net profit of $10,810, after provision for income taxes, respectively, representing a decrease in net profit of $137,076 between the two periods. This decrease in net profit is attributable to the increased operating expenses described above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the six-month period ended June 30, 2023 of $104,115 compared to the surplus of $253,118 for the year ended December 31, 2022, which is calculated as current assets minus current liabilities.

Cash flows for the six-month period ended June 30, 2023

Net cash outflow provided by operating activities was $323,847 for the six-month period ended June 30, 2023, compared to an inflow of $154,650 during the same period in 2022. This change was mainly attributable to the cash receivable from our customers and payable to our suppliers.

Net cash flow used in investing activities was $8,162, mainly deriving from the purchase of office equipment, and $8,378 for the six-month periods ended June 30, 2023 and June 30, 2022, respectively.

Net cash used for financing activities was $0, for the six-month periods ended June 30, 2023 and June 30, 2022, respectively.

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

Since the commencement of our crew management business, we have funded our operations primarily through equity financings. We expect that we will continue to fund our business through equity and debt financing, either alone or through strategic alliances. Additional funding may be unavailable on favorable terms, if at all, which could harm our business plans, financial condition and operating results. We intend to continue to fund our business by way of equity or debt financing along with revenues to support us. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Contractual Obligations

On July 10, 2020, we entered into a rental lease agreement with Stavros Galanakis’s wife for its subsidiary, Elvictor Group Hellas Single Member S.A., in Vari, Greece. The term of the lease is from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment. of 5,000€. Then on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of 3,500€.

On October 1, 2021, the Company entered into a second lease agreement with Stavros Galanakis’s wife for its new subsidiary, Ultra Ship Management, in Vari, Greece. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

In January 2023, the Company renewed the office lease for its subsidiary in Vari, Greece. We accounted for the new lease as an operating lease under the guidance of Topic 842. The new lease is 3,500€ per month, with no annual increase during the 8-year term. We used an incremental borrowing rate of 4.92% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease we recorded a Right of Use Asset of $291,467 and a corresponding Lease Liability of $291,467.

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt	Total
	Amount		Amount
2023	22,927	6,551	29,478
2024	45,855	9,826	55,681
2025	45,855		45,855
2026	45,855		45,855
2027	45,855		45,855
Thereafter	137,562		137,562
Total undiscounted minimum future lease payments	343,909	16,377	360,286
Less Imputed interest	(62,193)	(585)	(62,779)
Present value of operating lease liabilities	281,716	15,791	297,507
Disclosed as:
Current portion	31,993	12,607	44,600
Non-current portion	249,723	3,185	252,907

The Company recorded rent expenses of $29,203 and $29,542 for the six months ended June 30, 2023, and 2022, respectively.

Outlook

The shipping industry and especially the crew management segments will likely continue to face increasing pressures due to the war in Ukraine. According to the International Chamber of Shipping (the “ICS”), which represents approximately 80% of the worlds’ merchant fleet, Ukrainian and Russian seafarers make up 14.5% of the global shipping workforce.

Our management team is assessing alternative plans to mitigate potential challenges arising from the ongoing war in Ukraine, among other things.

Lack of qualified seafarers has led to increased competition among crewing and shipping companies not only revolving around retaining current crew members, but also involving the strategic challenge of finding and attracting new, qualified seafarers. Traditional recruitment methods may no longer be as effective, and companies will need to invest more resources in recruitment campaigns, including attending job fairs, forming partnerships with maritime academies, and leveraging digital platforms for wider reach. However, this might intensify the financial pressure on crewing companies and lead to thinner profitability margins. Ultimately, this underscores the importance of innovative recruitment and retention strategies in an era of limited seafarer supply.

Further to the above, the demand for our services depends on the demand for maritime shipping services which are subject to normal economic cycles affecting the general economy, including the effect of increased inflation. Inflationary pressures may result to important increases to our operating costs that we may not be able to fully transfer to our clients thus affecting our profitability. Additionally, increase in operating costs of our clients may lead to delays in payments for our services and accumulation of bad debt, although we closely monitor their credit behavior to avoid such incidents. Additionally, significant deteriorations of economic conditions over a prolonged period could produce a material adverse effect on the demand for our services.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting were not effective at the reasonable assurance level due to material weaknesses in internal controls over financial reporting.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2023 our internal controls over financial reporting were not effective at the reasonable assurance level:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the six-months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the second quarter of 2023.

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

ELVICTOR GROUP, INC.

Dated: August 11, 2023	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive and Financial Officer (Principal Executive Officer)