Form 10-Q
period 2023-09-30
Elvictor Group, Inc.
filed 2023-11-14
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023 there were 414,448,757 shares of common stock, par value $0.0001 per share, issued and outstanding.

ELVICTOR GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

ASSETS	September 30, 2023	December 31, 2022
		Audited
Current Assets
Cash	$151,998	$503,981
Accounts Receivable	398,164	330,864
Other Receivables	20,481	7,194
Other Receivables - Related Party	412,361	369,800
Prepaid expenses and other current assets	143,083	58,628
Total Current Assets	1,126,087	1,270,467

Non-current Assets
ROU Asset - Related Party	277,891	21,653
Intangible Assets, Net	139,498	168,000
Office Equipment, net	16,198	19,211
Total Non-current Assets	433,587	208,864

Total Assets	$1,559,674	$1,479,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$31,564	$34,336
Trade Accounts Payable	172,402	310,892
Trade Accounts Payable - Related Parties	149,352	56,434
Other Payables	399,524	485,675
Lease Liability – Current - Related Parties	43,684	12,262
Accrued and Other Liabilities	243,298	68,759
Due to related party	22,275	48,991
Total Current Liabilities	1,062,099	1,017,349

Long-term Liabilities
Lease Liability – Non-Current - Related Party	234,207	9,391
Total Long-term Liabilities	234,207	9,391

Total Liabilities	1,296,306	1,026,740

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 common shares issued and outstanding both at September 30, 2023 and December 31, 2022	41,445	41,445
Additional paid in capital	45,050,884	45,050,884
Accumulated deficit	(44,828,961)	(44,639,738)
Total Stockholders’ Equity	263,368	452,591

Total Liabilities and Stockholders’ Equity	$1,559,674	$1,479,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Gross Revenue	$429,914	$542,790	$1,410,523	$1,549,221
Net Revenue	121,922	119,857	375,012	328,781
Total Revenue	551,836	662,647	1,785,535	1,878,002
Less: Cost of Revenue	100,724	107,436	318,642	297,031
Cost of Revenue - Related Parties	16,058	19,820	53,048	81,590

Total Cost of Revenue	116,782	127,256	371,690	378,621

Gross Profit	435,054	535,391	1,413,845	1,499,381
Operating expenses
Professional fees	34,893	142,624	198,206	433,255
Professional fees - Related Party	-	6,000	-	31,634
Salaries	391,537	381,043	1,179,882	892,212
Rent -Related Party	14,694	13,610	43,897	43,152
Bad Debt Expense	-		3,113	-
Depreciation and Amortization	13,503	6,760	39,677	19,206
Other general and administrative costs	33,970	39,060	131,758	141,644

Total operating expenses	488,597	589,097	1,596,533	1,561,103

Loss from operations	(53,543)	(53,706)	(182,688)	(61,722)

Foreign Currency Translation Adjustment	1,281	3,106	(4,250)	6,709
Other Income	-	4,925	-	21,302
Total other income (expense)	1,281	8,031	(4,250)	28,011

Net loss before income tax	(52,262)	(45,675)	(186,938)	(33,711)

Provision for income taxes (benefit)	2,285	8,598	2,285	10,217

Net loss	$(54,547)	$(54,273)	$(189,223)	$(43,928)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	414,448,757	414,448,757	414,448,757	413,927,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash Flows from Operating Activities
Net loss	$(189,223)	$(43,928)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Depreciation	7,524	4,197
Amortization	32,154	15,009
Amortization of ROU Asset	22,709	-
Shares Issued for Services	-	38,700
Changes in assets and liabilities
Accounts Receivable	(67,301)	9,894
Other Receivables	(13,288)	41,253
Other Receivables - Related Party	(42,562)	(203,927)
Prepaid expenses and other current assets	(84,455)	(59,004)
Accounts Payable	(2,773)	(49,490)
Trade Accounts Payable	(138,490)	72,860
Trade Accounts Payable - Related Party	92,919	(13,791)
Other Payables	(86,150)	266,252
Accrued and Other Liabilities	174,539	41,135
Lease Liability	(22,709)	-
Due to related party	(26,715)	(19,562)
Net cash (used in)/provided by operating activities	(343,821)	99,598

Cash Flows from Investing Activities
Office Equipment	(4,510)	(12,025)
Software	(3,652)	-
Net cash used in investing activities	(8,162)	(12,025)

Net (Decrease)/Increase in Cash	(351,983)	87,573

Cash at beginning of period	503,981	308,526
Cash at end of period	$151,998	$396,099

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing
Transactions
Shares exchanged for Intangible Asset	$-	$301,000
Right-of-use assets obtained in exchange for operating lease obligations	$291,467	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Statements of the Changes in Stockholders’ Equity

	Nine Months Period Ended September 30, 2023
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	$414,448,757	41,445	-	-	45,050,884	(44,639,738)	452,591
Net Loss	-	-	-	-	-	(8,410)	(8,410)
Balance, March 31, 2023	$414,448,757	41,445	-	-	45,050,884	(44,648,148)	444,181
Net Loss	-	-	-	-	-	(126,266)	(126,266)
Balance, June 30, 2023	$414,448,757	41,445	-	-	45,050,884	(44,774,414)	317,915
Net Loss	-	-	-	-	-	(54,547)	(54,547)
Balance, September 30, 2023	$414,448,757	41,445	-	-	45,050,884	(44,828,961)	263,368

	Nine Months Period Ended September 30, 2022
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	$406,548,757	40,655	-	-	44,802,974	(44,400,880)	442,749
Shares issued for services	900,000	90	-	-	38,610	-	38,700
Shares exchanged for Intangible Asset	7,000,000	700	-	-	300,300	-	301,000
Net Loss	-	-	-	-	-	(465)	(465)
Balance, March 31, 2022	$414,448,757	41,445	-	-	45,141,884	(44,401,346)	781,984
Net Profit	-	-	-	-	-	10,810	10,810
Balance, June 30, 2022	$414,448,757	41,445	-	-	45,141,884	(44,390,535)	792,794
Net Loss	-	-	-	-	-	(54,273)	(54,273)
Balance, September 30, 2022	$414,448,757	41,445	-	-	45,141,884	(44,444,808)	738,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc., formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”), was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the Company’s brand and a new crew management team in the shipping industry. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the Company whose business became a part of the business of Thenablers in 2019, referred to herein as “Elvictor Greece”) that has been active across various value-adding shipping sector activities, such as ship management, technical management, crewing & crew management. The Company’s professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations to facilitate both its employees and those that depend on them. The Company aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on digitalization, the Company plans on the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The Company’s strategic growth on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. Working on a technologically oriented path, the Company is flexible and open to other avenues of international business for the successful and profitable diversification of its portfolio.

On December 13, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name from “Thenablers, Inc.” to “Elvictor Group, Inc.” (the “Name Change”), to better reflect its new business interests. On February 25, 2020, FINRA approved the Name Change and the Company’s new stock symbol “ELVG”.

As of July 10, 2020, the Company founded Elvictor Group Hellas Single Member S.A., a subsidiary in Vari, Greece, to assist the Company’s management in facilitating its operations. Additionally, the Company purchased Ultra Ship Management, a Marshall Islands company that is licensed to provide ship management services, and which established their own subsidiary in Vari, Greece.

In January 2022, the Company established its fully owned subsidiary, ELVG Crew Management Ltd, incorporated in Cyprus, to facilitate its crew management operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2023 and the results of operations and cash flows for the interim periods ended September 30, 2023 and 2022, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2023. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of September 30, 2023, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the year then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the unaudited condensed consolidated entity. The effects of all transactions between entities in the unaudited condensed consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of nine months or less, when purchased, to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

For the nine months ended September 30, 2023, the Company has operations of crew manning and management and has accounts receivable due from its shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of September 30, 2023. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Revenue from crew manning services, agency fees and recruiting fees where the Company acts as a principal is recognized as gross revenue. When the Company is acting as an agent, revenue is recognized as net revenue in the accounting period in which the services are rendered. Such revenues are from allotment fees, communication, training fees, Covid-19 fees, and other sundry fees. For all fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period. The accounting treatment for the reporting of revenues may vary materially between whether the revenue is reported on a Principal (Gross) or an Agent (Net) basis.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2023.

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

Subsequent Events

The Company has analyzed the transactions from September 30, 2023, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of September 30, 2023, the Company has trade accounts receivable of $398,164, Other Receivables of $20,481, and Other Receivables from Related Parties of $412,361.

NOTE 4 – INTANGIBLE ASSETS

As of September 30, 2023, and December 31, 2022, Intangible assets consisted of the following:

	Useful life	September 30, 2023 (Unaudited)	December 31, 2022
At cost:
Software platform	5 years	$210,000	$210,000
Accounting software		3,652

Less: accumulated amortization		(74,154)	(42,000)
		$139,498	$168,000

On November 15, 2021, the Company entered into a subscription agreement with Seatrix Software Production Single Member S.A, a related party company, to issue 7,000,000 restricted common stock shares for the purchase of license software, equal to the aggregate of $210,000 at the stated value of $0.03 per share.

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

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2023	$10,885
2024	43,302
2025	43,182
2026	43,129
$139,498

The amortization of Intangible assets was $74,154 and $42,000 as of September 30, 2023, and December 31, 2022, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Konstantinos Galanakis, the Company’s Chief Executive and Financial Officer and Director.

In October 2020, the Company entered into an agreement with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. The October 2020 agreement was terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $0 has been expensed for the related party Elvictor Crew Management Services Ltd as of September 30, 2023, for the cost of services sold, included in the Cost of Revenue- Related Party. As of September 30, 2023, the Company has other receivables of $412,361 from related party, Elvictor Crew Management Ltd Cyprus.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the nine months ended September 30, 2023, the latter provided manning services to the Company of $179,880, included in the Cost of Revenue – Related Party ($ 38,328) and Net Revenue ($141,552), while as of September 30, 2023, the Company had a liability of $95,954.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of the qualified personnel. For the nine months ended September 30, 2023, we incurred $109,644 in expenses that offset Net Revenue, and the amount due to Qualship Georgia Ltd as of September 30, 2023, was $52,128 included under Trade Accounts Payable – Related Party.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the nine months ended September 30, 2023, the latter provided manning services to the Company of $14,720, included in the Cost of Revenue – Related Party, and amount due to Elvictor Odessa as of September 30, 2023, was $1,270 included under Trade Accounts Payable – Related Party.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix Software Production Single Member S.A. to provided software development services. For the nine months ended September 30, 2023, the Company has a balance of $0 due.

NOTE 6 – LEASES

On July 10, 2020, the Company entered into a rental lease agreement with Stavros Galanakis’ wife (Aikaterini Galanaki), for its subsidiary in Vari, Greece. The term of the lease is from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment. of 5,000€. Then on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of 3,500€.

On October 1, 2021, the Company entered into a second lease with Stavros Galanakis’ wife (Aikaterini Galanaki), for its new subsidiary in Vari, Greece for Ultra Ship Management. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt	Total
	Amount		Amount
2023	11,116	3,176	14,292
2024	44,464	9,528	53,992
2025	44,464		44,464
2026	44,464		44,464
2027	44,464		44,464
Thereafter	133,392		133,392
Total undiscounted minimum future lease payments	322,364	12,704	335,068
Less Imputed interest	(56,761)	(415)	(57,176)
Present value of operating lease liabilities	265,603	12,289	277,891
Disclosed as:
Current portion	31,396	12,289	43,684
Non-current portion	234,207	-	234,207

The Company recorded rent expenses of $43,897 and $43,152 for the nine months ended September 30, 2023, and 2022, respectively.

NOTE 7 - OTHER PAYABLES

The services in the manning of a crew provided by the Company to the shipping companies include the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account followed by the Company making each payment to the indicated crew, in this capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $399,524 as of September 30, 2023 compared to $485,675 as of December 31, 2022.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On December 31, 2022, there were 414,448,757 common shares issued and outstanding.

On July 7, 2020 the Company entered into a Settlement Agreement and Release with the holders of the Series A Preferred Stock, Konstantinos Galanakis and Stavros Galanakis, having 46,702,857 and 33, 297,143 shares each, respectively (the “Preferred Holders”), whereby the Preferred Holders agreed to cancel all shares of Series A Preferred in exchange for 95% of the common stock held as an aggregate of the holdings of the founding shareholders plus the shares to be issued to the Preferred Holders the earliest of a) the Company showing pro forma 12 month revenues in excess of $3,000,000; b) the successful raising of funds through equity or debt in excess of $10,000,000; or 9 months from the date of execution (the “Settlement Agreement”). The Settlement Agreement is further conditioned upon the execution of a non-compete agreement between the Company and the Preferred Holders preventing them from competing in crew and ship management. In conjunction therewith, on April 8, 2021, the Company issued 375,459,000 common stock shares to the holders of the Series A Preferred Stock pursuant to the July 7, 2020 Settlement Agreement, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 217,310,305 restricted common stock shares were issued to Konstantinos Galanakis, 156,271,400 restricted common stock shares were issued to Stavros Galanakis, and 1,877,295 restricted common stock shares were issued to Theofanis Anastasiadis. As a result, there were no shares of Series A Preferred Stock issued and outstanding as of December 31, 2022.

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

On January 19, 2022, the Company issued an aggregate of 900,000 restricted common stock shares with a value equal to $38,700 at the time to certain directors and former directors for past services provided to the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch in Vari, Greece for the period commencing from July 10, 2020, through December 31, 2021, in the amount of 5,000€ per month, the first month of which, July, was adjusted for the shortened period. The lessor, Aikaterini Galanakis, is the wife of the Company’s president, Stavros Galanakis.

Then as of April 1, 2021, the Company terminated the lease and entered into a new lease for the period commencing from April 1, 2021, to December 31, 2022, with an amount of 3,500€ per month. This specific lease was renewed for an 8-year term commencing on January 1, 2023, and terminating on December 31, 2030.

On October 1, 2021, the Company entered into a second lease agreement with Stavros Galanakis’ wife for its new subsidiary, Ultra Ship Management, in Vari, Greece. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

NOTE 10 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2023, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

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

Through the crew management platform developed by our affiliate, Seatrix, our personnel can collaborate with many different cultures in many different time zones with ever rising complexities, presenting a uniform service level to our principals, regardless of the point of origin of the crew. This innovation allows us to hire junior operators, who after a training procedure are able to serve our principals with high quality standards, helping us be cost effective while maintaining the highest possible service level.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which at such time continued to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide; the future outbreak of COVID-19 would adversely affect our business, results of operations and financial condition.

The future outbreak of the COVID-19 may adversely affect our shipping industry related customers and have an adverse effect on our results of operations.

The risks associated with any future outbreak of COVID-19 would adversely affect our revenues due to health concerns by patrons of the shipping industry and government restrictions upon the airline and shipping industry. Risks related to a future epidemic, pandemic, or other health crisis, such as COVID-19, could negatively impact our results of operations. The ultimate extent of the impact of any epidemic, pandemic or other health crisis our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including future information that may emerge concerning the severity of such future epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of a future epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

Future Operations

In order to meet business goals, we must (a) execute efficiently our current business of crew management; and (b) continue to focus on new business development in order to acquire new agreements.

In order to raise sufficient funds to implement our business plan, we may have to find alternative sources of funds, from a public offering, a private placement of securities, or loans from third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either the money that we raise from private placements, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

We generated revenues of $1,785,535 and $1,878,002 for the nine-month period ended September 30, 2022 and September 30, 2023 reflecting decreased revenues of $92,467.

In the second quarter of 2021, we entered into an exclusive Software License Agreement with Seatrix in order to have the right to use crew software that facilitates our operations. Thereafter in the fourth quarter of 2021, we signed a new Software License Agreement, effective on January 1, 2022, that granted the perpetual exclusive and non-transferable license in exchange for our restricted common stock shares. Through this agreement, we are entitled to use the crew management platform and our personnel to collaborate with many different cultures in many different time zones with ever rising complexities, presenting a uniform service level to our principals regardless of the point of origin of the crew.

Results of Operations

Revenues

For the nine-month periods ended September 30, 2023 and September 30, 2022, we generated $1,785,535 and $1,878,002 in total revenue, respectively, representing a decrease in total revenue of $92,467 between the two periods, or 4.9%. The increase in total revenue between these two periods is primarily due to an increase in crewing clients.

For the three-month periods ended September 30, 2023 and September 30, 2022, we generated $551,836 and $662,647 in total revenue, respectively, representing a decrease in total revenue of $110,811 between the two periods, or 16.7%. The decrease in total revenue between these two periods is primarily due to a decrease in crew management clients during the specific quarter of 2023.

Operating Expenses

For the nine-month periods ended September 30 2023, and September 30, 2022, we incurred $1,596,533 and $1,561,103, respectively in total operating expenses, representing an increase in total operating expenses between the two periods of $35,430, or 2.3%. The increase in operating expenses in 2023 is primarily due to an increase of $287,670 (32.2%) in salaries payable to our employees from $892,212 for the nine-month period ended September 30, 2022 to $1,179,882 for the same period in 2023, as a result of increases in salaries payable to management and an increase in the number of employees.

For the three-month periods ended September 30 2023, and September 30, 2022, we incurred $488,598 and $589,097, respectively in total operating expenses, representing a decrease in total operating expenses between the two periods of $100,498, or 17.1%. The decrease in operating expenses in 2023 is primarily due to a decrease of $107,713 (75.5%) in professional fees, not including professional fees from related parties, from $142,624 for the three-month period ended September 30, 2022 to $34,893 for the same period in 2023, as a result of substantial savings in legal and other advisory related costs.

Net Loss and Gross Profit

For the nine-month periods ended September 30, 2023 and September 30, 2022, we incurred a net loss of $189,223, after provision for income taxes, and $43,298, after provision for income taxes, respectively, representing a decrease in net profit of $145,925 between the two periods. This decrease in net profit is primarily attributable to the decreased revenues described above, that resulted to a gross profit decreased by $85,536, or 5.7%, from $1,499,381 for the nine-month period ended September 30, 2022 to $1,413,845 for the same period in 2023.

For the three-month periods ended September 30, 2023 and September 30, 2022, we incurred a net loss of $54,547, after provision for income taxes, and $54,273, after provision for income taxes, respectively, representing a decrease in net profit of $274 between the two periods. This decrease in net profit is attributable to the decreased revenues described above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the nine-month period ended September 30, 2023 of $63,988 compared to the surplus of $253,118 for the year ended December 31, 2022, which is calculated as current assets minus current liabilities.

Cash flows for the nine-month period ended September 30, 2023

Net cash outflow provided by operating activities was $343,821 for the nine-month period ended September 30, 2023, compared to an inflow of $99,598 during the same period in 2022. This change was mainly attributable to the cash receivable from our customers and payable to our suppliers.

Net cash flow used in investing activities was $8,162, mainly deriving from the purchase of office equipment, and $12,025 for the nine-month periods ended September 30, 2023 and September 30, 2022, respectively.

Net cash used for financing activities was $0, for the nine-month periods ended September 30, 2023 and September 30, 2022, respectively.

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

Since the commencement of our crew management business, we have funded our operations primarily through equity financings. We expect that we will continue to fund our business through equity and debt financing, either alone or through strategic alliances. Additional funding may be unavailable on favorable terms, if at all, which could harm our business plans, financial condition and operating results. We intend to continue to fund our business by way of equity or debt financing along with revenues to support us. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership held by our existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Contractual Obligations

On July 10, 2020, we entered into a rental lease agreement with Stavros Galanakis’ wife for its subsidiary, Elvictor Group Hellas Single Member S.A., in Vari, Greece. The term of the lease is from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment of 5,000€. Then on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of 3,500€.

On October 1, 2021, the Company entered into a second lease agreement with Stavros Galanakis’ wife for its new subsidiary, Ultra Ship Management, in Vari, Greece. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt	Total
	Amount		Amount
2023	11,116	3,176	14,292
2024	44,464	9,528	53,992
2025	44,464		44,464
2026	44,464		44,464
2027	44,464		44,464
Thereafter	133,392		133,392
Total undiscounted minimum future lease payments	322,364	12,704	335,068
Less Imputed interest	(56,761)	(415)	(57,176)
Present value of operating lease liabilities	265,603	12,289	277,891
Disclosed as:
Current portion	31,396	12,289	43,684
Non-current portion	234,207	-	234,207

The Company recorded rent expenses of $43,897 and $43,152 for the nine months ended September 30, 2023, and 2022, respectively.

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

The ongoing conflict in Israel may influence the wider macroeconomic environment, but it is unlikely to substantially impact our operations, given that the majority of our seafarers are not from the affected region and none of our clients are based there.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2023 our internal controls over financial reporting were not effective at the reasonable assurance level:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the nine-months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the third quarter of 2023.

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

ELVICTOR GROUP, INC.

Dated: November 14, 2023	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive and Financial Officer (Principal Executive Officer)