Form 10-K
period 2023-12-31
Elvictor Group, Inc.
filed 2024-04-01
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the Company’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2023, as reported on the OTC Markets on that date, was $8,040,306.

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of March 29, 2024 was 414,448,757.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any such forward-looking statements that are not statements of current or historical facts. It is not possible to predict or identify all factors, future events or circumstances that may have an impact on the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Consequently, the following should not be considered to be a complete discussion of all potential factors, risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	the inability to attract or retain qualified seafarers due to the war in the Ukraine or civil unrests in our key operating markets;

●	significant geopolitical risks, similar to the Red Sea crisis, potentially escalating operational and security challenges, impacting shipping routes and insurance costs in the region;

●	effect of rising inflation materially affecting our business due to increases in seafarer salaries and to our customers;

●	our ability to compete effectively within our industry since many of our competitors have significantly greater financial, operational, marketing and geographic presence resources than we do;

●	Future occurrence of the COVID-19 pandemic, which previously impacted our operations, including crew member related regulations pertaining to COVID-19;

●	fluctuations in global economic conditions may significantly reduce the demand for our services and adversely impact our business and results of operations;

●	changing regulatory, economic, political and governmental conditions may materially impact industries and markets in which the Company currently operates;

●	the effect of fluctuations of oil and natural gas prices, which may negatively impact the economic conditions of our clients and consequently our business and results of operations;

●	impact of the war in the Ukraine on crewing and the global shipping industry, including our ability to continue effectively serving our clients due to a shortage of qualified seafarers;

●	whether the reliability and capacity of our technology systems positively or negatively affects our ability to effectively manage our business and deliver services to our customers;

●	reliance on our technology and cybersecurity procedures to effectively collect, protect and store sensitive and confidential information, including our proprietary business, customer, employee, and business partner information; and

●	increased regulatory cost of compliance, including data privacy regulations enacted in the U.S. and throughout the world.

ii

The forward-looking statements contained in this Report reflect our current expectations and beliefs concerning future developments and their potential impact on our operations and business. Future developments affecting us may be unanticipated. Should one or more of these factors, risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may materially vary from those discussed in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Elvictor Group, Inc. is referred to herein as “we,” “us,” “our,” “the Company,” “Elvictor,” or “our business”. Services and other matters pertaining to our subsidiaries are referred to collectively referred to herein under the same abbreviations “we”, “us”, and “our”.

Item 1. Business

Overview

We were incorporated in Nevada on November 3, 2017 under the name of Thenablers, Inc. (“Thenablers”) and initially operated as an international business development organization with a focus on design and execution of market strategies for our clients. In October 2019, Konstantinos Galanakis, our Chief Executive Officer, Stavros Galanakis, our Vice President/Chairman of the Board), Christodoulos Tzoutzakis, our Chief Operating/ Technology Officer) and Theodoros Chouliaras, our then Chief Financial Officer were appointed as our directors, and all of our then directors resigned (Panagiotis Lazaretos, Sotirios Foutsis and Theofylaktos Petros Oikonomou). Our management changes were adopted to promote, operate and expand our new business with management specific knowledge of crew management services to vessels around the world. At the time of the new director appointments. Thenablers issued to Konstantinos Galanakis, Stavros Galanakis, Aikaterini Galanaki and Theodoros Chouliaras an aggregate of 80,000,000 shares of newly designated “Series A Convertible Preferred Stock in exchange for an aggregate purchase price of $30,000 and the transfer of all of Elvictor Crew Management Ltd.’s business to the Company, including all existing crew management contracts, the transfer of which began in the fourth quarter of 2020 and concluded at the end of 2021. The 80,000,000 shares of Series A Convertible Preferred Stock, which voted with the Company’s common stock, on an as-converted basis, were converted into 395,220,000 shares of common stock issued to Messrs. Konstantinos Galanakis and Stavros Galanakis on April 8, 2021, pursuant to the terms of a Settlement Agreement that resulted in a change of control.

On November 5, 2019, Konstantinos Galanakis was appointed as our Chief Executive Officer and Stavros Galanakis as our Chairman. On December 13, 2019, by a shareholder consent vote, our name was changed from “Thenablers, Inc.” to “Elvictor Group, Inc.” with the Nevada Secretary of State. On February 27, 2020, upon receipt of FINRA’s approval, our trading symbol in the OTC Pink Open Market was changed to “ELVG.”

On August 8, 2020, we formed a wholly owned subsidiary in Vari, Greece, Elvictor Group Hellas Single Member SA., which provides us with back-office services and its crew management subsidiaries pertaining to human resources issues, agreements, tax and other accounting advice, and administrative support.

In September 2020, we began our business operations to provide crew management services to vessels around the world. In October 2021, we acquired 100% of the outstanding equity interests of Ultra Shipmanagement, Inc., a Marshall Islands company (“Ultra Shipmanagement”) owned by Messrs. Konstantinos Galanakis and Stavros Galanakis in return for our payment of $2,500, upon which Ultra Shipmanagement, Inc. became our wholly owned subsidiary to offer ship management services. On January 10, 2022, we formed a wholly owned subsidiary in Cyprus, ELVG Crew Management Limited, which provides crew management services.

On January 2022, we established our wholly owned subsidiary, ELVG Crew Management Ltd, incorporated in Cyprus, to facilitate our crew management operations.

We are a crewing and crew management company that sources, recruits, selects, deploys, schedules, trains, the on-going management of seafarers. Our services also include administrative functions related to crew management services, including payroll services, travel arrangements, and verification of insurance coverage information of all onboarded seafarers. We have the benefit of over 65 years of combined experience in various value-adding activities of the shipping sector such as ship management, technical management, ship agency, crewing and crew management of Stavros Galanakis and Konstantinos Galanakis.

We currently manage over 2,300 seafarers of ten different nationalities who are aboard seven different ship types.

Recent Developments

On November 15, 2021, and effective as of January 1, 2022, we entered into a Software License Agreement with Seatrix Software Production Single Member S.A., the Licensor. The license grants us an exclusive and non-transferable license to use the Licensor’s artificial intelligence software in connection with managing shipping crews. On January 19, 2022, we issued 7,000,000 Common Stock Restricted shares (the “License Shares”) to the Licensor as consideration for the license. Seatrix Software Production Single Member S.A. is a related party company fully owned and controlled by our CEO, Konstantinos Galanakis.

On January 19, 2022, we issued an aggregate of 900,000 shares of our Common Stock to certain directors and former directors for services previously provided to us.

On September 28, 2022, the Company notified its independent registered public accounting firm, BF Borgers CPA PC (“Borgers”), that we were dismissing Borgers as our independent auditors effective immediately, which decision was approved by our board of directors, acting in lieu of an audit committee. Concurrently with Borgers dismissal, our board of directors appointed RBSM LLP as our new independent registered public accounting firm effective September 28, 2022. Borgers’ s audit reports on our financial statements for the fiscal years ended December 31, 2020, and 2021 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2020 and 2021 and through the September 28, 2022, there were (i) no disagreements between us and Borgers (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Borgers, would have caused Borgers to make reference to the subject matter of such disagreements in connection with its audit reports on our Company’s financial statements for such years, and (ii) no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On October 26, 2022, we determined that it would be in our bests interests to pay on behalf of certain Board members and executive officers the applicable income taxes payable, related to the payment of their compensation for the year ended December 31, 2021. The Board approved the income tax payment of $29,676 on behalf of Konstantinos Galanakis, the CEO/Director $15,514 on behalf of Christodoulos Tzoutzakis, our Chief Operating Officer, and $7,783 on behalf of Stavros Galanakis, our Vice President and Chairman of the Board. We have accrued for these expenses in our Consolidated Statement of Operations under Salaries as of December 31, 2022.

On January 3, 2023, a majority of our outstanding shares of capital stock entitled to vote voted to remove Lampros Theodorou as our Director. Lampros Theodorou’s removal as our Director was not for cause or due to any disagreement with our Board of Directors or management or otherwise in connection with our operations, policies or practices. The effective date of the Lampros Theodorou removal was December 31, 2022.

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

We provide services that cover various types of crew management activities, including sourcing and preliminary screening of seafarers, the matching of crew members with ship owning companies, and submission of employment proposals. We also direct seafarers to health clinics, record in our databases the results of their medical examinations thereby helping verify that the seafarers are fit and ready to perform their assignments. We also maintain records of the travel and Standards of Training, Certification and Watchkeeping (“STCW”) documents which are required for the seafarers to board our clients’ vessels and perform their services thereon. This is a highly complex procedure, given the number of seafarers handled on a daily basis, and requires us to process and store sensitive information (such as, but not limited to, the health records of the seafarers). Because of this, we are obligated to comply with data privacy regulations in the United States, as well as the General Data Protection Regulation (“GDPR”) of the EU.

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

Ship Management Services

Ship management services include technical and financial fleet management, crew management and procurement process, as well as compliance with quality and safety standards, as follows:

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

Competition

Many of our competitors have significantly greater financial and operational resources, longer operating histories, greater marketing and advertising capabilities, and broader geographic presence than we and our subsidiaries do. Our competitors may be better positioned to outmaneuver us in the market by offering more competitive pricing and by spending significantly greater advertising resources. on advertising. Our current and potential competitors may be able to expand into markets in which we and our subsidiaries currently operate, and we and our subsidiaries are vulnerable to the marketing power and potentially significantly higher level of customer brand recognition of our larger competitors. Many of our competitors offer services that are more extensive than the services we together with our subsidiaries currently offer and such competitors may offer such services at a price point that we may be unable to compete with.

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

(iv)	Our public status that provides transparency to our operations and financial performance covering our clients ESG (ESG stands for Environmental, Social and Governance or sustainability, which is about how a company’s products and services contribute to sustainable development) requirements.

As we grow our operations and venture into new products and solutions, we anticipate that competitive pressures will increase, particularly from established firms that find our solutions disruptive.

Government Regulation

We are subject to numerous laws and regulations in the United States, Europe and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including, but not limited to those regarding privacy, data security, intellectual property, taxation, wage and hour, sick pay and leaves of absence, anti-discrimination and harassment, whistleblower protections. We are obligated to have compliance procedures in place and to remain diligent in keeping abreast of changes in labor regulations, maritime regulations, and other trade regulations that affect our customers in order to amend our procedures. Because we are performing cash transfers to and on behalf of the crew members, we need to comply with banking regulations that applies for EU, UN and OFAC sanctions as provided to us by the banks.

The General Data Protection Regulation (“GDPR”) that has been adopted by the European Union is considered in our operations and all required consents from the crew members are provided at the local offices on behalf of the Company for processing personal data.

As we begin to roll out additional services and solutions, we may find certain aspects of our operations fall under regulatory regimes governing the specific products or us, as a whole. For example, if we begin to provide ship management services, we may fall under certain shipping regulations.

Employees and Consultants

As of December 31, 2023, we had 20 full time employees, not including our Chief Executive Officer and our Chairman of the Board of Directors.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to include the disclosure required under this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

Our Company is committed to continuously assessing cybersecurity risks, including the prevention, detection, and response to unauthorized actions within our information systems that may compromise the confidentiality, integrity, or availability of our data or systems. We are using Layer 7 firewall solutions which monitor all kind of web traffic and any kind of data leaks which may occur as well as a centralized automatic antivirus/antimalware/patch system in order to make sure that all servers and clients hold the latest patches in order to avoid security breaches. The Company has developed its own internal cloud system to avoid dependence on external parties and its email server is hosted on this cloud system therefore is not relying to third party solutions that may have a negative impact on security and reliability of data. The Company’s data are stored daily on high quality magnetic tapes to ensure recovery in case of a serious malfunction. On a monthly basis, all the tapes are being transferred to a fireproof safe location and are replaced with new tapes.

As we grow, we plan to refine our cybersecurity strategy in line with global best practices and standards. Importantly, our Board receives regular updates from our Company’s Chief Operating & Technology Officer, Christodoulos Tzoutzakis, regarding potential cybersecurity risks and monitors these risks closely. All potential incidents, regardless of their materiality, are required to be reported immediately to the Board. To date, our proactive risk management has allowed us to navigate cybersecurity challenges without material impairment to our operations or financial condition.

Governance

Acknowledging the critical importance of cybersecurity, our management and Board are dedicated to maintaining the trust and confidence of our business partners and employees. This includes managing cybersecurity risks as an integral component of our overall risk management framework. While cybersecurity responsibility is shared across all employees, our Board plays a pivotal role in the oversight of our risk management processes, including cybersecurity threats. Our executive officers manage the day-to-day material risks we face, adopting a cross-functional approach to address cybersecurity risks by identifying, preventing, and mitigating cybersecurity threats and effectively responding to incidents when they occur.

Item 2. Properties

Our principal business and corporate address is Vassileos Constantinou 79, Vari, 16672, Attiki, Greece, which is being provided to the Company through a lease agreement with Aikaterini Galanaki, our Chairman’s, Stavros Galanakis’ wife, at a monthly cost of €3,500).  The specific lease has been renewed for a period starting from 01/01/2023 until 12/31/2030. We consider our office space adequate for our current operations.

On October 1, 2021, the Company entered into a second lease agreement with the wife of Stavros Galanakis for its then new subsidiary in Vari, Greece for Ultra Ship Management. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

Item 3. Legal Proceedings

Currently, we are not involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the Pink Open Market under the symbol “ELVG.” The following table sets forth the quarterly high and low daily close for our Common Stock for the two years ended December 31, 2023, and 2022. The bids reflect interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a limited market for our Common Stock.

	Price Range
	High	Low
Year ended December 31, 2022
First Quarter	$0.0780	$0.0250
Second Quarter	$0.0700	$0.0200
Third Quarter	$0.0379	$0.0180
Fourth Quarter	$0.0500	$0.0130
Year ended December 31, 2023
First Quarter	$0.0730	$0.0090
Second Quarter	$0.0401	$0.0190
Third Quarter	$0.0360	$0.0110
Fourth Quarter	$0.0120	$0.0090

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

Holders

As of December 31, 2023, we had 414,448,757 outstanding shares of Common Stock and 87 shareholders of record.

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

Repurchases of Equity Securities

We did not repurchase any equity securities during the year ended December 31, 2023.

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

Organizational Overview

Together with our wholly owned crew management subsidiaries, we are a crewing and crew management company responsible for sourcing, recruitment, selection, deployment, scheduling, training, and on-going management of seafarers. Our services also include administrative functions related to crew management services, including payroll services, travel arrangements, and verifying the insurance coverage information of all onboarded seafarers. We benefit from over 65 years of the combined experience of Stavros Galanakis and. Konstantinos Galanakis in various value adding activities of the shipping sector such as ship management, technical management, ship agency, crewing and crew management.

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

We currently manage over 2,300 seafarers of ten different nationalities who are aboard seven different ship types.

We expanded our services by providing ship management services when we acquired Ultra Shipmanagement from Stavros Galanakis and Konstantinos Galanakis for that purpose, which has received its Det Norske Veritas AS approved Interim Document of Compliance provided under the authority granted by the Government of the Republic of the Marshall Islands, and we have also employed specialized personnel. The Interim Document of Compliance is the license required for a ship management company to start providing its services.

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

The accompanying consolidated notes reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of December 31, 2023, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the year then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The company considers all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of a year or less, when purchased, to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

For the year ended December 31, 2023, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of December 31, 2023. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2023.

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

Subsequent Events

The Company has analyzed the transactions from December 31, 2023, to the date these consolidated financial statements were issued for subsequent event disclosure purposes.

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

Results of Operations

Revenues and Cost of Revenues

For the years ended December 31, 2023, and December 31, 2022, we generated $2,361,793 and $2,475,660 in revenues, respectively, representing a decrease in revenue of $113,867, or 4.6% which is mainly attributable to the decrease in crew management services provided by the Company.

For the years ended December 31, 2023, and December 31, 2022, we incurred $493,436 and $499,607 in costs of revenues, respectively, representing a decrease in revenue of $6,171, or 1.2% which is mainly attributable to the decrease in crew management services provided by the Company.

Operating Expenses

For the years ended December 31, 2023 and December 31, 2022, we incurred $2,143,175 and $2,300,442 in operating expenses, respectively, representing a decrease in operating expenses between the two years of $157,267, or 6.8%. The decrease in operating expenses in 2023 is due to the decreased professional fees further to a number of cost restructuring initiatives implemented by the company. For the year ended December 31, 2023, salaries totaled $1,524,442, as compared to $1,316,905 for the year ended December 31, 2022, an increase of $207,537, or 15.8%.

Net Loss

For the years ended December 31, 2023 and December 31, 2022, we incurred a net loss of $222,727 and $238,858, respectively, representing a decrease in the net loss of $16,131 between the two periods, or 6.8%.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the year ended December 31, 2023 of $42,454 compared to a surplus of $253,118 for the year ended December 31, 2022, which is calculated as current assets minus current liabilities.

Cash flows for the year ended December 31, 2023

Net cash flow provided by operating activities was $206,181 for the year ended December 31, 2023, compared to cash flow of $210,365 used in operating activities during the year ended December 31, 2022.

Net cash flow used in investing activities was $10,816, for the purchase of office equipment and software, and $14,911 for the years ended December 31, 2023, and December 31, 2022, respectively.

Net cash provided by financing activities was Nil for the years ended December 31, 2023, and December 31, 2022.

Cash Requirements

We require additional capital to implement our business development and fund our operations.

Since the inception of our crew management business, we have funded our operations primarily through equity financings and we expect that we will continue to fund our business through the equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all, which could harm our business plans, financial condition and operating results. We intend to continue to fund our business by way of equity or debt financing along with the revenues that can support the Company. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

Cost Savings Measures

During 2023, the Company has undergone material cost saving efforts to improve its potential profitability and increase its cash flow. For example, the Company’s professional fees have decreased from $677,420 for the year ended December 31, 2022, to $337,547 for the year ended December 31, 2023, representing a decrease of 50.2%.

The Company’s payroll is a material expense, which we focused on during the last two financial quarters of the year ended December 31, 2023. Recent improvements in payroll management include: (a) the payroll cost for Ultra Ship Management has been reduced to zero since its personnel responsibilities have been seamlessly incorporated into Elvictor Group Hellas, resulting in a saving on an annual basis of approximately $145,000, factoring in the extra two annual salaries in Greece; (b) the payroll for Elvictor Group Hellas has been reduced by 28.7%, from $90,417 in June, 2023, to $64,502 in December, 2023, leading to estimated savings on annual basis of approximately $362,810 as adjusted for 14 salaries per year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Contractual Obligations

As of January 1, 2024, our obligations and commitments to make future payments under a lease agreement that the Company pays on behalf of its subsidiaries, Elvictor Group Hellas and Ultra Shipmanagement, is $334,482 with $56,299 payable for the year of 2024, and $278,183 payable during the following years until 2030.

Outlook

The shipping industry and especially the crew management segments will likely continue to face increasing pressures, further due to the ongoing COVID-19 crisis, as well as due to the conflict in Ukraine and the crisis in Red Sea. According to the International Chamber of Shipping (the “ICS”), which represents approximately 80% of the worlds’ merchant fleet, Ukrainian and Russian seafarers make up 14.5% of the global shipping workforce, with 198,123 Russian seafarers and 76,442 Ukrainians.

In connection with shipping industry pressures, ICS secretary general Guy Platten said: “The conflict in Ukraine is having a significant impact upon the safety and security of seafarers and shipping in the area. As with COVID, seafarers are being exposed to issues not of their making. Multiple ships have been hit by munitions, seafarers have been killed and injured and seafarers of all nationalities are trapped on ships berthed in ports. It is of the utmost urgency that their evacuation from these areas of threat should be ensured by those States with the power to do so. The impact upon innocent seafarers and their families cannot be underestimated.”

Our management team is assessing alternative plans to mitigate potential challenges arising from the ongoing war in the Ukraine, among other things.

The demand for our services depends on the demand for maritime shipping services which are subject to normal economic cycles affecting the general economy including the effect of increased inflation. Inflationary pressures may result in material increases to our operating costs that we may not be able to fully transfer to our clients thus affecting our potential profitability. Additionally, increase in operating costs of our clients may lead to delays in payments for our services and accumulation of bad debt, although we closely monitor their credit behavior to avoid such incidents. Additionally, significant deteriorations of economic conditions over a prolonged period could produce a material adverse effect on the demand for our services.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item 7A.

Item 8. Financial Statements and Supplementary Data

ELVICTOR GROUP, INC.

TABLE OF CONTENTS – CONSOLIDATED FINANCIAL STATEMENTS

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Elvictor Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elvictor Group, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, consolidated statements cash flows, and statements of the changes in stockholders’ equity, for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2022.
New York, NY
April 1, 2024
PCAOB ID: 587

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

ELVICTOR GROUP, INC

Consolidated Balance Sheets

	December 31, 2023 Audited	December 31, 2022 Audited
ASSETS
Current Assets
Cash	$699,346	$503,981
Accounts Receivable	369,904	330,864
Other Receivables	37,857	7,194
Other Receivables - Related Party	418,904	369,800
Prepaid expenses and other current assets	138,482	58,628
Total Current Assets	1,664,493	1,270,467

Non-current Assets
ROU Asset - Related Party	278,718	21,653
Intangible Assets, Net	130,266	168,000
Office Equipment, net	14,358	19,211
Total Non-current Assets	423,342	208,864

Total Assets	$2,087,835	$1,479,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$32,312	$34,336
Trade Accounts Payable	152,461	310,892
Trade Accounts Payable - Related Parties	194,481	56,434
Other Payables	861,878	485,675
Lease Liability - Current - Related Parties	42,786	12,262
Accrued and Other Liabilities	247,926	68,759
Due to related party	90,195	48,991
Total Current Liabilities	1,622,039	1,017,349

Long-term Liabilities
Lease Liability - Non-Current - Related Parties	235,932	9,391
Total Long-term Liabilities	235,932	9,391

Total Liabilities	1,857,971	1,026,740

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 common shares issued and outstanding both at December 31, 2023 and December 31, 2022	41,445	41,445
Additional paid in capital	45,050,884	45,050,884
Accumulated deficit	(44,862,465)	(44,639,738)
Total Stockholders’ Equity	229,864	452,591

Total Liabilities and Stockholders’ Equity	$2,087,835	$1,479,331

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
	Audited	Audited
Gross Revenue	$1,841,180	$2,045,558
Net Revenue	520,613	430,102
Total Revenue	2,361,793	2,475,660

Less: Cost of Revenue	423,616	399,717
Cost of Revenue - Related Party	69,820	99,890
Total Cost of Revenue	493,436	499,607

Gross Profit	1,868,357	1,976,053
Operating expenses
Professional fees	275,103	540,416
Professional fees - Related Party	62,444	137,004
Salaries	1,524,442	1,316,906
Rent -Related Party	58,428	56,931
Bad Debt Expense	3,113	17,070
Depreciation and Amortization	53,404	48,319
Other general and administrative costs	166,241	183,796

Total operating expenses	2,143,175	2,300,442

Loss from operations	(274,818)	(324,389)

Foreign Currency Translation Adjustment	(6,128)	9,101
Other Income	90,125	117,642
Total other income	83,997	126,743

Net Loss before income tax	$(190,821)	$(197,646)

Provision for income taxes	31,906	41,212

Net Loss	$(222,727)	$(238,858)

Net Loss Per Common Stock - basic and fully diluted	$(0.00)	$(0.00)
Weighted-average number of shares of common stock outstanding - basic and fully diluted	414,448,757	414,059,168

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
	Audited	Audited
Cash Flows from Operating Activities
Net loss	$(222,727)	$(238,858)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	10,292	6,319
Amortization	43,112	42,000
Amortization of ROU Asset	34,402	-
Shares Issued for Services	-	38,700
Changes in assets and liabilities
Accounts Receivable	(39,040)	96,618
Other Receivables	(30,663)	52,436
Other Receivables - Related Party	(49,104)	(208,069)
Prepaid expenses and other current assets	(79,854)	(56,159)
Accounts Payable	(2,024)	(43,986)
Trade Accounts Payable	(158,430)	222,639
Trade Accounts Payable - Related Party	138,047	(27,789)
Other Payables	376,203	279,475
Accrued and Other Liabilities	179,165	38,146
Lease Liability	(34,402)	-
Due to related party	41,204	8,894
Net cash provided by operating activities	206,181	210,365

Cash Flows from Investing Activities
Office Equipment	(5,438)	(14,911)
Software	(5,378)	-
Net cash used in investing activities	(10,816)	(14,911)

Net Increase in Cash	195,365	195,455

Cash at beginning of year	503,981	308,526
Cash at end of year	$699,346	$503,981

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$10,217

Supplemental Non-Cash Investing and Financing Transactions
Shares exchanged for Intangible Asset	$-	$210,000
Right-of-use assets obtained in exchange for operating lease obligations	$291,467	$-

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Statements of the Changes in Stockholders’ Equity

	Year Ended December 31, 2023
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	414,448,757	$41,445	-	$-	$45,050,884	$(44,639,738)	$452,591
Net Loss	-	-	-	-	-	(8,410)	(8,410)
Balance, March 31, 2023	414,448,757	41,445	-	-	45,050,884	(44,648,148)	444,181
Net Loss	-	-	-	-	-	(126,266)	(126,266)
Balance, June 30, 2023	414,448,757	41,445	-	-	45,050,884	(44,774,414)	317,915
Net Loss	-	-	-	-	-	(54,547)	(54,547)
Balance, September 30, 2023	414,448,757	41,445	-	-	45,050,884	(44,828,961)	263,368
Net Loss	-	-	-	-	-	(33,503)	(33,503)
Balance, December 31, 2023	414,448,757	$41,445	-	$-	$45,050,884	$(44,862,465)	$229,864

	Year Ended December 31, 2022
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	406,548,757	$40,655	-	$-	$44,802,974	$(44,400,880)	$442,749
Shares issued for services	900,000	90	-	-	38,610	-	38,700
Shares exchanged for Intangible Asset	7,000,000	700	-	-	300,300	-	301,000
Net Loss	-	-	-	-	-	(465)	(465)
Balance, March 31, 2022	414,448,757	41,445	-	-	45,141,884	(44,401,346)	781,984
Net Profit	-	-	-	-	-	10,810	10,810
Balance, June 30, 2022	414,448,757	41,445	-	-	45,141,884	(44,390,535)	792,794
Net Profit	-	-	-	-	-	(54,273)	(54,273)
Balance, September 30, 2022	414,448,757	41,445	-	-	45,141,884	(44,444,808)	738,521
Shares exchanged for Intangible Asset					(91,000)		(91,000)
Net Profit	-	-	-	-	-	(194,930)	(194,930)
Balance, December 31, 2022	414,448,757	$41,445	-	$-	$45,050,884	$(44,639,738)	$452,591

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc. formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”) was incorporated in Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and new team in crew management in the shipping industry. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the company whose business became a part of the business of Thenablers in 2019, the “Elvictor Greece”) that has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing & crew management. Its professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. The Company aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on digitalization, the Company plans on the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Group on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. Working on a technologically oriented path, the Company is ideologically flexible and open to other avenues of international business for the successful and profitable diversification of its portfolio.

On December 13, 2019, pursuant to the approval of a majority consent vote for Thenablers, Inc., the Company filed a Certificate of Amendment with the Secretary of State for Nevada to change its name from “Thenablers, Inc.” to “Elvictor Group, Inc.”, to better reflect new business interests and to further apply for a corporate action with FINRA to have the name change approved and to change the symbol of the Company to “ELVG”.

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

The accompanying consolidated notes reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of December 31, 2023, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the year then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The company considers all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of a year or less, when purchased, to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

For the year ended December 31, 2023, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of December 31, 2023. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Basic loss Per Share

Basic loss per share is calculated by dividing the Company’s net income/(loss) applicable to common stockholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2023.

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

Subsequent Events

The Company has analyzed the transactions from December 31, 2023, to the date these consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of December 31, 2023, the Company has trade Accounts Receivable of $369,904, Other Receivables of $37,857 and Other Receivables from Related Parties of $418,904 compared to Accounts Receivable of $330,864, Other Receivables of $7,194 and Other Receivables from Related Parties of $369,800 for the year ended December 31, 2022.

NOTE 4 – INTANGIBLE ASSETS

As of December 31, 2023, and 2022, Intangible assets consisted of the following:

	Useful life	December 31, 2023	December 31, 2022
At cost:
Software platform	5 years	$210,000	$210,000
Software programs	3 years	5,378	-

Less: accumulated amortization		(85,112)	(42,000)
		$130,266	$168,000

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

Additionally, during 2023 the company proceeded to acquisitions of software programs with a total cost of $5,378.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2024	$43,930
2025	43,807
2026	42,529
$130,266

The amortization of Intangible assets was $43,112 and $42,000 as of December 31, 2023, and December 31, 2022, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Konstantinos Galanakis, the CEO and Director.

The Company entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. However, this agreement has been terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $0 has been expensed for the related party Elvictor Crew Management Services Ltd as of December 31, 2023, for the cost of services sold, included in the Cost of Revenue- Related Party. As of December 31, 2023, the Company has other receivables - related party of $418,904 from Elvictor Crew Management Ltd Cyprus compared to $369,800 as of December 31, 2022.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the year ended December 31, 2023, the latter provided manning services to the Company of $239,999, included in the Cost of Revenue – Related Party and Net Revenue, while as of December 31, 2023, the Company had a liability of $112,801 compared to a liability of $42,289 as of December 31, 2022.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of the qualified personnel. For the year ended December 31, 2023, we incurred $142,226 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship Georgia Ltd as of December 31, 2023, was $81,680 included under Trade Accounts Payable – Related Party compared to an amount due equal to $13,575 as of December 31,2022.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the year ended December 31, 2023, the latter provided manning services to the Company of $19,240, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of December 31, 2023, was $0 included under Trade Accounts Payable – Related Party compared to an amount due equal to $30 as of December 31, 2022.

As disclosed in Note 4 above, the company entered into an agreement with Seatrix Software Production Single Member S.A. to provided software development services. For the year ended December 31, 2023, the company has a balance of $0 due which was equal to the $0 balance due as of December 31, 2022.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt	Total
	Amount		Amount
2024	$46,364	$9,935	$56,299
2025	46,364		46,364
2026	46,364		46,364
2027	46,364		46,364
Thereafter	139,091		139,091
Total undiscounted minimum future lease payments	324,547	9,935	334,482
Less Imputed interest	(55,489)	(275)	(55,764)
Present value of operating lease liabilities	$269,058	$9,660	$278,718
Disclosed as:
Current portion	32,136	9,660	42,786
Non-current portion	235,932	-	235,932

The Company recorded rent expense of $58,428 and $56,931 for the year ended December 31, 2023, and 2022, respectively.

NOTE 7 – OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $861,878 as of December 31, 2023 compared to $485,675 as of December 31, 2022.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On December 31, 2023, and December 31, 2022, there were 414,448,757 and 414,448,757 common shares issued and outstanding, respectively.

On July 7, 2020 the Company entered into a Settlement Agreement and Release with the holders of the Series A Preferred Stock, Konstantinos Galanakis and Stavros Galanakis, having 46,702,857 and 33,297,143 shares each, respectively (the “Preferred Holders”), whereby the Preferred Holders agreed to cancel all shares of Series A Preferred in exchange for 95% of the common stock held as an aggregate of the holdings of the founding shareholders plus the shares to be issued to the Preferred Holders the earliest of a) the Company showing pro forma 12 month revenues in excess of $3,000,000; b) the successful raising of funds through equity or debt in excess of $10,000,000; or 9 months from the date of execution (the “Settlement Agreement”). The Settlement Agreement is further conditioned upon the execution of a non-compete agreement between the Company and the Preferred Holders preventing them from competing in crew and ship management. In conjunction therewith, on April 8, 2021, the Company issued 375,459,000 common stock shares to the holders of the Series A Preferred Stock pursuant to the July 7, 2020 Settlement Agreement, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 217,310,305 restricted common stock shares were issued to Konstantinos Galanakis, 156,271,400 restricted common stock shares were issued to Stavros Galanakis, and 1,877,295 restricted common stock shares were issued to Theofanis Anastasiadis. As a result, there were no shares of Series A Preferred Stock issued and outstanding as of December 31, 2023 and as of December 31, 2022.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, 217,310,305 shares of restricted common stock were issued to Konstantinos Galanakis, 156,271,400 shares of restricted common were issued to Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Theofanis Anastasiadis.  As a result, there are no shares of Series A Preferred Stock issued and outstanding as of December 31, 2023.

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

Issuance of Preferred Stock

On October 7, 2019, the Company entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. These agreements provide that these shares cannot be converted for one year after they were issued. The shares were automatically converted into 375,459,000 shares of Common Stock on April 8, 2021, which was 18 months after their issuance. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of December 31, 2023.

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

The Company had federal net operating loss carry forwards for tax purposes of approximately $900,000 on December 31, 2022, and approximately $1,118,000 on December 31, 2023, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

Net deferred tax assets consist of the following components as of December 31, 2023, and December 31, 2022

	2023	%	2022

Deferred tax assets:
NOL Carryover	$237,437		$190,664

Sub Total	$237,437		$190,664
Valuation Allowance	$(237,437)		$(190,664)
Net Deferred Tax Asset	$-		$-

The provision for income taxes consists of the following for the subsidiaries in Greece and Cyprus:

	December 31,	December 31,
	2023	2022
Current:
Federal	$-	$-
State	-	-
Foreign - Current	29,621	30,995
Foreign - Prior Year	2,285	10,217
Total current tax provision	$31,906	$41,212
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$31,906	$41,212

NOTE 11 – SUBSEQUENT EVENT

There are no material subsequent events to disclose in these consolidated financial statements.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2023, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2023. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position
Konstantinos Galanakis	44	Chief Executive Officer and Director
Stavros Galanakis	72	Chairman of the Board of Directors and Vice President
Christodoulos Tzoutzakis	53	Chief Operating Officer and Chief Technology Officer

Stavros Galanakis – Chairman of the Board of Directors and Vice President

Stavros Galanakis founded Elvictor in 1977 as a Greece-based private entity (the predecessor to the company whose business becoming a part of the business of Thenablers in 2019, the “Elvictor Greece”), and has been a ship owner and ship manager for over 20 vessels, primarily bulk carriers and chemical tankers. Mr. Galanakis currently serves as our Chairman and Vice President. He is widely recognized as a pioneer in the field of crewing, having set up the oldest crew services company in Greece, and leading the exploration of new markets when it comes to the supply of labor onboard. During his time with Elvictor Greece and Elvictor Group, Inc., he has offered unparalleled solutions to the crewing needs of some of the most reputable ship owners in Greece and abroad, establishing himself as a highly respectable member in the global shipping value network. For such reasons, he was given the honor of the title of Consul General of the Republic of Maldives from 1995 through 2017. Stavros Galanakis has served as a director of Elvictor since October 2019 and as a Chairman of the Board of Directors since November 2019. In May 2021, the Board approved the appointment of Stavros Galanakis to the position of Vice President of the Company. His main role as Chairman and Vice President of Elvictor is to ensure that all activities of Elvictor are deployed in sustainable, professional, and strictly following ethical norms in relation to client-driven activities, as well as ensuring the well-being and fair treatment of the seafarers. Stavros Galanakis studied at the University of Athens. Mr. Galanakis has a familial relationship with the Chief Executive Officer and Director of Elvictor, Kostantinos Galanakis.

Konstantinos Galanakis – Chief Executive Officer and Director

Konstantinos Galanakis has been the Chief Executive Officer and Director of Elvictor Group, Inc. since November 2019. Following a thorough training in various U.S. and British Universities and organizations with a dedicated focus and personal interest in Business Administration, Mergers and Acquisitions, Quality, and continuous innovation he joined Elvictor Greece in 2001. He is well known for being an early adopter of digitalization in the shipping industry. His focus is on proactiveness and developing new practices, always focusing on Best Practice compliance bringing disruption to his field. Konstantinos Galanakis started his training in the business by embarking onboard ships, visiting and living in countries where Elvictor had branch offices, going through every department, gaining knowledge, and blueprinting all operations of each unit separately. He had attended dry docks and special surveys of the ships owned by the family. He was eager to get the expertise of various vertical and horizontal shipping businesses to approach the service from a superior state. This detailed knowledge worked on orchestrating the smooth inter-functional coordination of Elvictor’s diverse value chain activities and building the robust cloud system that Elvictor possesses today. He took part in various shipping forums as a guest speaker and specialized speaker in crew management and manning, making him widely recognized as one of the pioneers and multitasking personalities in shipping. He is fully committed to promoting the agenda of quality, ethics, and onboard safety ships. He is a holder of a Bachelor’s in Business Administration from Richmond University, the American University in London, and Masters in Shipping from London Metropolitan University.

Christodoulos Tzoutzakis – Chief Operating Officer and Chief Technology Officer

Christodoulos Tzoutzakis is the Chief Operating Officer (COO) and Chief Technical Officer (CTO) of Elvictor Group. He has 24 years of experience in the maritime sector. From 1996 to 2001, he worked as a Software Developer in Oceanmaris Management, who possessed a fleet of 18 multipurpose vessels. From 2001 to 2013, he worked as a Senior Software Developer and IT Manager for DND Management shipping company, who possessed a fleet of 12 dry cargo vessels. He joined our management in 2002, and in his current role he focuses on digital transformation of the procedures of a company, while refining procedures that aim to lower human error and provide customer satisfaction. His involvement with a variety of projects has given him a wide knowledge base of the maritime industry, which makes him very versatile when coming up with solutions on how to deal with the challenges found at the intersection of the maritime sector and the human resources sector. Christodoulos Tzoutzakis has a Bachelor’s degree in Computer Science and a Master’s degree in Information Management and Analytics from Coventry University.

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

Item 11. Executive Compensation

Summary Compensation Table for Fiscal Years 2023 and 2022

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

					Non-Equity
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Konstantinos Galanakis	2023	$144,000	$-	$-	-	-	$144,000
Chief Executive Officer	2022	$162,522	$-	$6,450	-	-	$168,972

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officer. Instead, these amounts reflect the aggregate grant date fair value of each stock award granted to the named executive officer during the fiscal years ended December 31, 2023 and 2022, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718. The stock-based compensation is measured at the grant date, based on the fair value of the award, which is determined by the closing price of the Company’s Common Stock traded on the OTC markets on the grant date.

Executive Employment Agreements and Arrangements

The Company did not have an employment agreement with Konstantinos Galanakis during the years ended December 31, 2023 or 2022 and no employment agreement exists as of the date hereof.

Outstanding Equity Awards as of December 31, 2023

There are no outstanding equity awards as of December 31, 2023.

Director Compensation

The table below sets forth the compensation paid to our directors other than Konstantinos Galanakis during the fiscal year ended December 31, 2023.

	Fees Earned or
Director	Paid in Cash	Stock Awards	All Other Compensation	Total
Stavros Galanakis	$60,000	$-	$-	$60,000	(1)

(1)	Stavros Galanakis also served as executive officer and fees paid to him also includes compensation paid as an executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 1, 2024, information regarding beneficial ownership of our Common Stock for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are currently exercisable or exercisable within sixty (60) days of April 1, 2024. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to securities currently exercisable or exercisable within sixty (60) days of April 1, 2024 are deemed to be outstanding for computing the percentage ownership of the person holding such securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Elvictor Group, Inc. Vassileos Constantinou 79, Vari, 16672, Attiki, Greece.

	Number of Shares of Common Stock Beneficially Owned (1)		% of Total Voting
	Shares	%	Power
5% or Greater Stockholders:

Executive Officers and Directors:
Konstantinos Galanakis	217,838,487	52.56%	52.56%
Stavros Galanakis	156,421,400	37.74%	37.74%
Christodoulos Tzoutzakis	109,091	*	*

All executive officers and directors as a group (five individuals)	374,368,978	90.30%	90.30%

*	Less than 1%

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

Subcontracting Agreement with Elvictor Crew Management Limited (Cyprus)

On October 1, 2020, the Company entered into a human resources agreement with Elvictor Crew Management Limited (the “Subcontractor”), company owned and controlled by relatives of Mr. Stavros Galanakis under which the latter performs the running and management of the Company’s contracts and (or) provides certain key personnel of the Subcontractor to be at the disposal of the Company.

For the services provided the parties mutually agreed that the Subcontractor is entitled to fees that will be determined on ad hoc basis. The agreement has an indefinite term, provided that it may be cancelled by either party at any time with written notice provided sixty days prior to cancellation.

Training Services Agreement with Qualship Georgia Ltd

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd, a company partially owned by Konstantinos Galanakis and his relatives. Under the agreement, the contractor is responsible for successful training of the qualified personnel. The agreement remains in full force and effect for twelve months, with an automatic renewal thereafter, unless terminated before by the mutual agreement of both parties.

Software License Agreement with Seatrix Software Production Single Member S.A.

On April 1, 2021, we entered into a Software License Agreement with the Licensor in order to have the rights to use crew software that facilitates our operations. On November 15, 2021, we proceeded with the signing of another agreement that became effective on January 1, 2022. Pursuant to the terms of the License Agreement, the Licensor granted the Company the exclusive and non-transferable license to use the Licensor’s artificial intelligence software in connection with the managing of shipping crews. In consideration for this license, the Company agreed to issue to the Licensor 7,000,000 License shares of the Company’s common stock, par value $0.0001 per share. The License Shares were issued to the Licensor on January 19, 2022. Seatrix Software Production Single Member S.A. is a related party company fully owned and controlled by the Company’s CEO, Konstantinos Galanakis.

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

Familial Relationships

Konstantinos Galanakis, our Chief Executive Officer, is the son of Stavros Galanakis, the Chairman of the Board of Directors.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by RBSM LLP the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly report (Form 10-Q) as well as for its predecessor, BF Borgers CPA, PC, are reported below.

Audit-Related Fees

The total fees charged by RBSM LLP in 2023 and 2022 aggregated $66,000 and $12,000 respectively, which include fees for the review of the 2022 audited financial statements and review for the periods ended March 31, June 30 and September 2023 as well as fees for the review of the quarterly financial statements for the period ended September 30, 2022.

The total fees charged by BF Borgers CPA, PC in 2023 and 2022 aggregated $16,500 and $70,500, respectively, which include fees for the 2021 audited financial statements as well as for the periods March 31, June 30, 2022.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2023 and 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

Our financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those financial statements, are hereby filed as part of this report beginning on page 13.

Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 on the Company’s Form 10-K filed on April 19, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 on the Company’s Form 10-K filed on April 19, 2021).
21.1	Subsidiaries of the Company.*
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elvictor Group, Inc.

Date: April 1, 2024	By:	/s/ Konstantinos Galanakis
	Name:	Konstantinos Galanakis
	Title:	Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Konstantinos Galanakis	Chief Executive Officer, Chief Financial Officer and Director	April 1, 2024
Konstantinos Galanakis	(Principal Executive and Financial Officer)

/s/ Stavros Galanakis	Vice President and Chairman	April 1, 2024
Stavros Galanakis