Form 10-Q
period 2024-03-31
Elvictor Group, Inc.
filed 2024-05-15
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 414,448,757 shares of common stock, par value $0.0001 per share, issued and outstanding.

ELVICTOR GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

ASSETS	March 31, 2024	December 31, 2023 Audited
Current Assets
Cash	$420,256	$699,346
Accounts Receivable	568,780	369,904
Other Receivables	27,888	37,857
Other Receivables - Related Party	333,404	418,904
Prepaid expenses and other current assets	102,488	138,482
Total Current Assets	1,452,816	1,664,493

Non-current Assets
ROU Asset - Related Party	261,690	278,718
Intangible Assets, Net	121,603	130,266
Office Equipment, net	13,865	14,358
Total Non-current Assets	397,158	423,342

Total Assets	$1,849,974	$2,087,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$28,433	$32,312
Trade Accounts Payable	239,634	152,461
Trade Accounts Payable - Related Parties	189,892	194,481
Other Payables	484,033	861,878
Lease Liability - Current - Related Parties	39,146	42,786
Accrued and Other Liabilities	270,079	247,926
Due to related party	69,236	90,195
Total Current Liabilities	1,320,453	1,622,039

Long-term Liabilities
Lease Liability - Non-Current - Related Parties	222,544	235,932
Total Long-term Liabilities	222,544	235,932

Total Liabilities	1,542,997	1,857,971

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 common shares issued and outstanding both at March 31, 2024 and December 31, 2023	41,445	41,445
Additional paid in capital	45,050,884	45,050,884
Accumulated deficit	(44,785,352)	(44,862,465)
Total Stockholders’ Equity	306,977	229,864

Accumulated Other/Comprehensive Income/Loss	-	-
Total Liabilities and Stockholders’ Equity	$1,849,974	$2,087,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Gross Revenue	$441,326	$512,321
Net Revenue	131,383	119,930
Total Revenue	572,709	632,251

Less: Cost of Revenue	110,603	109,956
Cost of Revenue - Related Party	16,460	19,040
Total Cost of Revenue	127,063	128,996

Gross Profit	445,646	503,255
Operating expenses
Professional fees	49,812	54,408
Salaries	250,619	362,941
Rent - Related Party	14,662	14,489
Depreciation and Amortization	13,848	12,909
Other general and administrative costs	44,007	59,995

Total operating expenses	372,948	504,742

Profit/(Loss) from operations	72,698	(1,487)

Foreign Currency Translation Adjustment	4,359	(6,923)
Other Income	56	-
Total other income (expense)	4,415	(6,923)

Net Income/(Loss) before income tax	$77,113	$(8,410)

Provision for income taxes (benefit)	-	-

Net Income/(Loss)	$77,113	$(8,410)

Net Income/(Loss) Per Common Stock
- basic and fully diluted	$0.00	$(0.00)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	414,448,757	414,448,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash Flows from Operating Activities
Net Income/(Loss )	$77,113	$(8,410)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation	2,873	2,553
Amortization	10,975	10,356
Amortization of ROU Asset	39,029	-
Shares Issued for Services	-	-
Changes in assets and liabilities
Accounts Receivable	(198,877)	(244,395)
Other Receivables	9,969	(11,858)
Other Receivables - Related Party	85,500	(39,500)
Prepaid expenses and other current assets	35,992	(56,596)
Accounts Payable	(3,879)	(17,784)
Trade Accounts Payable	87,173	(84,417)
Trade Accounts Payable - Related Party	(4,589)	66,748
Other Payables	(377,845)	290,431
Accrued and Other Liabilities	22,153	61,675
Lease Liability	(39,029)	-
Due to related party	(20,959)	(8,712)
Net cash used in operating activities	(274,401)	(39,909)

Cash Flows from Investing Activities
Office Equipment	(2,380)	(4,028)
Software	(2,309)	-
Net cash used in investing activities	(4,689)	(4,028)

Net Decrease in Cash	(279,090)	(43,937)

Cash at beginning of period	699,346	503,981
Cash at end of period	$420,256	$460,044

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Transactions
Right-of-use assets obtained in exchange for operating lease obligations	$-	$288,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Statements of the Changes in Stockholders’ Equity

	Three Months Period Ended March 31, 2024
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	414,448,757	$41,445	-	$-	$45,050,884	$(44,862,465)	$229,864
Net Income	-	-	-	-	-	77,113	77,113
Balance, March 31, 2024	414,448,757	$41,445	-	$-	$45,050,884	$(44,785,352)	$306,977

	Three Months Period Ended March 31, 2023
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	414,448,757	$41,445	-	$-	$45,050,884	$(44,639,738)	$452,591
Net Loss	-	-	-	-	-	(8,410)	(8,410)
Balance, March 31, 2023	414,448,757	$41,445	-	$-	$45,050,884	$(44,648,148)	$444,181

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

On December 13, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name from “Thenablers, Inc.” to “Elvictor Group, Inc.” (the “Name Change”), to better reflect its new business interests. On February 25, 2020, FINRA approved the Name Change and the Company’s new stock symbol, “ELVG”.

As of July 10, 2020, the Company founded Elvictor Group Hellas Single Member S.A., a subsidiary in Vari, Greece, to assist the management in facilitating the Company’s operations. Additionally, the Company purchased Ultra Ship Management, a Marshall Islands company that became the Company’s subsidiary in Vari, Greece and is licensed to provide ship management services.

In January 2022, the Company established its fully owned subsidiary, ELVG Crew Management Ltd, incorporated in Cyprus, to facilitate its crew management operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying Unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2024, and the results of operations and cash flows for the interim periods ended March 31, 2024, and 2023, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2024. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of March 31, 2024, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the three months then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the unaudited condensed consolidated entity. The effects of all transactions between entities in the unaudited condensed consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the Three Months Ended March 31, 2024, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of March 31, 2024. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2024.

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

Subsequent Events

The Company has analyzed the transactions from March 31, 2024, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of March 31, 2024, the Company has trade accounts receivable of $568,780, Other Receivables of $27,888, and Other Receivables from Related Parties of $333,404.

NOTE 4 – INTANGIBLE ASSETS

As of March 31, 2024, and December 31, 2023, Intangible assets consisted of the following:

	Useful life	March 31, 2024	December 31, 2023
At cost:
Software platform	5 years	$210,000	$210,000
Software Programs	3 years	7,688	5,378

Less: accumulated amortization		(96,085)	(85,112)
		$121,603	$130,266

On November 15, 2021, the Company entered into a subscription agreement with Seatrix Software Production Single Member S.A, a related party company, to issue 7,000,000 restricted common shares for the purchase of license software, equal to the aggregate of $210,000 at the stated value of $0.03 per share. Under this agreement, Seatrix grants the Company an exclusive and non-transferable license to use their artificial intelligence software managing shipping crews beginning on the January 1, 2022 Effective Date.

The value of each common share was stated at $0.03, the FMV that the shares were trading as of January 3, 2022. The total value of $210,000 was amortized over its useful life of 5 years and the amortization began on January 1, 2022. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

Additionally, the Company has acquired software programs with a total cost of $7,688 as of March 31, 2024.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2024	$35,559
2025	44,540
2026	43,374
2027	131
$121,603

The amortization of Intangible assets was $96,085 and $85,112 as of March 31, 2024, and December 31, 2023, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Stavros Galanakis, the Vice-President and Chairman of the Board of Directors and Konstantinos Galanakis, the Company’s Chief Executive Officer/Director.

The Company entered into an agreement in October 2020 with related party, Elvictor Crew Management Services Ltd (“Elvictor Crew”, in Cyprus to provide human resources services and to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. However, this agreement was terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary, (NAME). A total amount of $0 has been expensed for the related party Elvictor Crew as of March 31, 2024, for the cost of services sold, included in the Cost of Revenue- Related Party. As of March 31, 2024, the Company has other receivables - related party of $333,404 from Elvictor Crew Management Ltd Cyprus compared to $418,904 as of December 31, 2023.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the period ended March 31, 2024, the latter provided $53,787 of manning services to the Company, included in the Cost of Revenue – Related Party and Net Revenue, while as of March 31, 2024, the Company had a liability of $103,592 compared to a liability of $112,801 as of December 31, 2023.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of the qualified personnel. For the Three Months Ended March 31, 2024, we incurred $24,127 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship Georgia as of March 31, 2024, was $86,300 included under Trade Accounts Payable – Related Party compared to an amount equal to $81,860 as of December 31, 2023.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the period ended March 31, 2024, the latter provided $3,970 of manning services to the Company, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of March 31, 2024, was $0 included under Trade Accounts Payable – Related Party compared to an amount equal to $0 as of December 31, 2023.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix Software Production Single Member S.A. to provide software development services. For the Three Months Ended March 31, 2024, the Company has a balance of $0 due which was equal to the $0 balance as of December 31, 2023.

NOTE 6 – LEASES

On July 10, 2020, the Company entered into a rental lease agreement with the wife of Stavros Galanakis for its subsidiary in Vari, Greece, Ultra Ship Management. The term of the lease is from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment of 5,000€. Then on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of 3,500€.

Then on October 1, 2021, the Company entered into a second lease agreement with the wife of Stavros Galanakis for its new subsidiary in Vari, Greece for Ultra Ship Management. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

In January 2023, the Company renewed the office lease for its subsidiary in Vari, Greece. The Company accounted for its new lease as an operating lease under the guidance of Topic 872. The new lease is 3,500€ per month, with no annual increase during the 8-year term. The Company used an incremental borrowing rate of 4.92% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease inception, the Company recorded a Right of Use Asset of $291,467 and a corresponding Lease Liability of $291,467.

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt	Total
	Amount		Amount
2024	$34,054	$6,486	$40,540
2025	45,405		45,405
2026	45,405		45,405
2027	45,405		45,405
2028	45,405		45,405
Thereafter	90,810		90,810
Total undiscounted minimum future lease payments	306,484	6,486	312,971
Less Imputed interest	(51,100)	(179)	(51,280)
Present value of operating lease liabilities	$255,384	$6,307	$261,691
Disclosed as:
Current portion	32,840	6,307	39,147
Non-current portion	$222,544	$-	$222,544

The Company recorded rent expenses of $14,662 and $14,489 for the Three Months Ended March 31, 2024, and 2023, respectively.

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to the indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $484,033 as of March 31, 2024, compared to $861,878 as of December 31, 2023.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On March 31, 2024, there were 414,448,757 common shares issued and outstanding, respectively.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On July 7, 2020 the Company entered into a Settlement Agreement and Release with the holders of the Series A Preferred Stock, Konstantinos Galanakis and Stavros Galanakis, having 46,702,857 and 33,297,143 shares each, respectively (the “Preferred Holders”), whereby the Preferred Holders agreed to cancel all shares of Series A Preferred in exchange for 95% of the common stock held as an aggregate of the holdings of the founding shareholders plus the shares to be issued to the Preferred Holders the earliest of a) the Company showing pro forma 12 month revenues in excess of $3,000,000; b) the successful raising of funds through equity or debt in excess of $10,000,000; or 9 months from the date of execution (the “Settlement Agreement”). The Settlement Agreement is further conditioned upon the execution of a non-compete agreement between the Company and the Preferred Holders preventing them from competing in crew and ship management. In conjunction therewith, on April 8, 2021, the Company issued 375,459,000 common stock shares to the holders of the Series A Preferred Stock pursuant to the July 7, 2020 Settlement Agreement, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 217,310,305 restricted common stock shares were issued to Konstantinos Galanakis, 156,271,400 restricted common stock shares were issued to Stavros Galanakis, and 1,877,295 restricted common stock shares were issued to Theofanis Anastasiadis. As a result, there were no shares of Series A Preferred Stock issued and outstanding as of March 31, 2024 and as of December 31, 2023.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued 375,459,000 restricted common stock shares to the holders of the Series A Preferred Stock pursuant to the July 7, 2020 Settlement Agreement, Specifically, 217,310,305 restricted common stock shares were issued to Konstantinos Galanakis, 156,271,400 restricted common stock were issued to Stavros Galanakis, and 1,877,295 restricted common stock shares were issued to Theofanis Anastasiadis.  As a result, there are no shares of Series A Preferred Stock issued and outstanding as of March 31, 2024.

Additionally, for the year ended December 31, 2021, the Company issued 1,016,665 shares of common stock for cash proceeds of $111,833.

On January 19, 2022, the Company issued 7,000,000 restricted shares of common stock with a value of $210,000 to Seatrix Software Production Single Member S.A., a Company owned and controlled by Konstantinos Galanakis, pursuant to the November 15, 2021 Software License Agreement for the exclusive and non-transferable license to use the Licensor’s artificial intelligence software in connection with the managing of shipping crews.

On January 19, 2022, the Company issued an aggregate of 900,000 shares of Common Stock with a value equal to $38,700 at the time to certain directors and former directors for past services provided to the Company.

Issuance of Preferred Stock

On October 7, 2019, the Company entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. These agreements provide that these shares cannot be converted for one year after they were issued. The shares were automatically converted into 375,459,000 Common Stock shares on April 8, 2021, which was 18 months after their issuance. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of March 31, 2024.

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

Then as of April 1, 2021, the Company terminated the lease and entered into a new lease for the period commencing from April 1, 2021, to December 31, 2022, with an amount of 3,500€ per month. This specific lease was renewed for an 8-year term commencing on January 1, 2023 and terminating on December 31, 2030.

On October 1, 2021, the Company entered into a second lease agreement with the wife of Stavros Galanakis for its new subsidiary, Ultra Ship Management, in Vari, Greece. The term of the lease is from October 1, 2021 to December 31, 2024, with a fixed monthly rental of 1,000€.

NOTE 10 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The Company had federal net operating loss carry forwards for tax purposes of approximately $1,118,000 on December 31, 2023, and approximately $1,050,000 on March 31, 2024, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

Net deferred tax assets consist of the following components as of March 31, 2024, and December 31, 2023

	2024	2023

Deferred tax assets:
NOL Carryover	$221,243	$190,664

Sub Total	$221,243	$190,664
Valuation Allowance	$(221,243)	$(190,664)
Net Deferred Tax Asset	$-	$-

The provision for income taxes consists of the following for the subsidiaries in Greece and Cyprus:

	March 31,	December 31,
	2024	2023
Current:
Federal	$-	$-
State	-	-
Foreign - Current	-	29,621
Foreign - Prior Year	-	2,285
Total current tax provision	$-	$31,906
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$-	$31,906

NOTE 11 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2024, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

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

Through the crew management platform developed by our affiliate, Seatrix, our personnel are able to collaborate with many different cultures in many different time zones with ever rising complexities, presenting a uniform service level to our principals, regardless of the point of origin of the crew. This innovation allows us to hire junior operators, who after a short training procedure are able to serve our principals with high quality standards, helping Elvictor be cost effective while maintaining the highest possible service level.

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

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

The shipping industry is currently experiencing historical uncertainty in sustainability logistics and daily operations as a result of the past and/or future COVID-19 pandemic, geopolitical tensions, the war between Russia and Ukraine and the Israel Conflict with Hamas, . Additionally, shortages of crew members have also been created due to aging crew members leaving the maritime business. As a result, competition in crew resources is becoming stiffer and more unpredictable resulting in higher wage demands by crew members. These wage demands, accompanied by incentive compensation requested by crew members, are increasing vessel operating expenses. The impact of global inflation has also added to these increases. Additionally, smaller contract durations are requested and timely changes in ports, increasing the costs of changing crews and the costs and volume of such logistics.

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

We generated revenues of $572,709 and $632,251 for the three-month period ended March 31, 2024, and March 31, 2023 reflecting decreased revenues of $59,542. The $59,542 decrease came as a result of lower crew management and agency fees. We have managed to turn profitable presenting a Net Profit of $77,113 for the three-month period ended March 31, 2024, compared to a Net Loss of $8,410 for the three-month period ended March 31, 2023.

During the last 12 months, we have undergone material cost-saving efforts to improve its potential profitability and increase its cash flow. For example, our professional fees have decreased from $54,408 for the three-month period ended March 31, 2023, to $49,812, for the three-month period ended March 31, 2024, representing a decrease of 8.5%.

Our payroll is a material expense, which we focused on during the last three financial quarters. Recent improvements lead to a decrease of Salaries from $362,941 for the three-month period ended March 31, 2023, to $250,619 for the three-month period ended March 31, 2024, representing a decrease of $112,322 or 31.0%.

Our goal is to continue improving its profitability over future quarters through targeted cost savings initiatives and revenue enhancement measures. Consistent with our cost savings measures, on May 13, 2024, our Vice President Stavros Galanakis and our Chief Operating & Technology Officer, Christodoulos Tzoutzakis have agreed to reduce their salaries from $5,000 per month to $2,000 per month.

Results of Operations

Revenues

For the three-month periods ended March 31, 2024, and March 31, 2023, we generated $572,709 and $632,251 in total revenue, respectively, representing a decrease in total revenue of $59,542 between the two periods, or 9.4%. The decrease in total revenue between these two periods is primarily due to a decrease in crew management clients.

Operating Expenses

For the three-month periods ended March 31, 2024, and March 31, 2023, we incurred $372,948 and $504,742, respectively in total operating expenses, representing a decrease in total operating expenses between the two periods of $131,794, or 26.1%. The decrease in operating expenses in 2023 is primarily due to a decrease of $112,322 (31.0%) in salaries, as a result of the cost saving initiatives undertaken by the Company.

Net Loss and Gross Profit

For the three-month periods ended March 31, 2024, and March 31, 2023, we incurred a net profit of $77,113, after provision for income taxes, and a net loss of $8,410, after provision for income taxes, respectively, representing an increase in net profit of $85,523 between the two periods. This increase in net profit is attributable to the decreased operating expenses described above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the three-month periods ended March 31, 2024 of $132,363 compared to the surplus of $42,454 for the year ended December 31, 2023, which is calculated as current assets minus current liabilities.

Cash flows for the three-month period ended March 31, 2024 and March 31, 2023

Net cash outflow provided by operating activities was $274,401 for the three-month period ended March 31,2024, compared to an outflow of $39,909 during the same period in 2023. This change was mainly attributable to the cash receivable from our customers and payable to our suppliers.

Net cash flow used in investing activities was $4,689, mainly deriving from the purchase of office equipment, and $4,028 for the three-month periods ended March 31,2024 and March 31,2023, respectively.

Net cash used for financing activities was $0, for the three-month periods ended March 31,2024 and March 31,2023, respectively.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt	Total
	Amount		Amount
2024	34,054	6,486	40,540
2025	45,405		45,405
2026	45,405		45,405
2027	45,405		45,405
2028	45,405		45,405
Thereafter	90,810		90,810
Total undiscounted minimum future lease payments	306,484	6,486	312,971
Less Imputed interest	(51,100)	(179)	(51,280)
Present value of operating lease liabilities	255,384	6,307	261,691
Disclosed as:
Current portion	32,840	6,307	39,147
Non-current portion	222,544	-	222,544

The Company recorded rent expenses of $14,662 and $14,489 for the three months period ended March 31, 2024, and 2023, respectively.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2024.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2024, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the period ended March 31, 2024. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the third quarter of 2024.

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

ELVICTOR GROUP, INC.

Dated: May 15, 2024	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive and Financial Officer (Principal Executive Officer)