Form 10-Q
period 2024-06-30
Elvictor Group, Inc.
filed 2024-08-12
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 414,448,757 shares of common stock, par value $0.0001 per share, issued and outstanding.

ELVICTOR GROUP, INC.

i

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023 Audited
ASSETS
Current Assets
Cash	$194,392	$699,346
Accounts Receivable	468,834	369,904
Other Receivables	457,385	37,857
Other Receivables - Related Party	515,904	418,904
Prepaid expenses and other current assets	63,270	138,482
Total Current Assets	1,699,785	1,664,493

Non-current Assets
ROU Asset - Related Party	247,992	278,718
Intangible Assets, Net	112,074	130,266
Office Equipment, net	13,549	14,358
Total Non-current Assets	373,615	423,342

Total Assets	$2,073,400	$2,087,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$15,153	$32,312
Trade Accounts Payable	234,188	152,461
Trade Accounts Payable - Related Parties	145,572	194,481
Other Payables	719,642	861,878
Lease Liability - Current - Related Parties	27,612	42,786
Accrued and Other Liabilities	262,747	247,926
Due to related party	5,909	90,195
Total Current Liabilities	1,410,823	1,622,039

Long-term Liabilities
Lease Liability - Non-Current - Related Parties	220,380	235,932
Total Long-term Liabilities	220,380	235,932

Total Liabilities	1,631,202	1,857,971

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 common shares issued and outstanding both at June 30, 2024 and December 31, 2023	41,445	41,445
Additional paid in capital	45,154,034	45,050,884
Accumulated deficit	(44,753,281)	(44,862,465)
Total Stockholders’ Equity	442,198	229,864

Total Liabilities and Stockholders’ Equity	$2,073,400	$2,087,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Gross Revenue	$454,129	$468,287	$895,455	$980,608
Net Revenue	120,005	133,161	251,388	253,090
Total Revenue	574,134	601,448	1,146,843	1,233,698

Less: Cost of Revenue	110,289	107,962	220,892	217,918
Cost of Revenue - Related Party	18,480	17,950	34,940	36,990
Total Cost of Revenue	128,769	125,912	255,832	254,908

Gross Profit	445,365	475,536	891,011	978,790
Operating expenses
Professional fees	83,621	108,906	133,433	163,313
Salaries	265,114	425,404	515,733	788,345
Rent -Related Party	14,534	14,714	29,196	29,203
Bad Debt Expense	-	3,113	-	3,113
Depreciation and Amortization	13,803	13,265	27,651	26,174
Other general and administrative costs	39,361	37,791	83,368	97,786

Total operating expenses	416,433	603,193	789,381	1,107,935

Profit/(Loss) from operations	28,932	(127,657)	101,630	(129,145)

Foreign Currency Translation Adjustment	4,197	1,391	8,556	(5,531)
Other Income	6,743	-	6,799	-
Total other income (expense)	10,940	1,391	15,355	(5,531)
Net Income/(Loss) before income tax	$39,872	$(126,266)	$116,985	$(134,676)
Provision for income taxes (benefit)	7,801	-	7,801	-

Net Income/(Loss)	$32,071	$(126,266)	$109,184	$(134,676)
Net Income/(Loss) Per Common Stock
- basic and fully diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	414,448,757	414,448,757	414,448,757	414,448,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash Flows from Operating Activities
Net Income/(Loss )	$109,184	$(134,676)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation	5,563	5,346
Amortization	22,088	20,827
Amortization of ROU Asset	39,029	21,849
Changes in assets and liabilities
Accounts Receivable	(98,930)	(110,573)
Other Receivables	(419,528)	(11,622)
Other Receivables - Related Party	(97,000)	(34,000)
Prepaid expenses and other current assets	75,212	(85,602)
Accounts Payable	(17,159)	(7,721)
Trade Accounts Payable	81,727	(144,753)
Trade Accounts Payable - Related Party	(48,909)	96,559
Other Payables	(39,086)	(1,886)
Accrued and Other Liabilities	14,820	102,262
Lease Liability	(39,029)	(21,849)
Due to related party	(84,286)	(18,007)
Net cash used in operating activities	(496,304)	(323,847)

Cash Flows from Investing Activities
Office Equipment	(4,754)	(8,162)
Software	(3,896)	-
Net cash used in investing activities	(8,650)	(8,162)

Net Decrease in Cash	(504,954)	(332,009)

Cash at beginning of period	699,346	503,981
Cash at end of period	$194,392	$171,972

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing
Transactions
Adjustment for cancellation of debt – Related Party	$103,150	$-
Right-of-use assets obtained in exchange for operating lease obligations	$-	$291,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Statements of the Changes in Stockholders’ Equity

	Six Months Period Ended June 30, 2024
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	$414,448,757	$41,445	-	$-	$45,050,884	$(44,862,465)	$229,864
Net Loss	-	-	-	-	-	77,113	77,113
Balance, March 31, 2024	$414,448,757	$41,445	-	$-	$45,050,884	$(44,785,352)	$306,977
Adjustment for cancellation of debt	-	-	-	-	103,150	-	103,150
Net Loss	-	-	-	-	-	32,701	32,071
Balance, June 30, 2024	$414,448,757	$41,445	-	$-	$45,154,034	$(44,753,281)	$442,198

	Six Months Period Ended June 30, 2023
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	$414,448,757	$41,445	-	$-	$45,050,884	$(44,639,738)	$452,591
Net Loss	-	-	-	-	-	(8,410)	(8,410)
Balance, March 31, 2023	$414,448,757	$41,445	-	$-	$45,050,884	$(44,648,148)	$444,181
Net Loss	-	-	-	-	-	(126,266)	(126,266)
Balance, June 30, 2023	$414,448,757	$41,445	-	$-	$45,050,884	$(44,774,414)	$317,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc., formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”), was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and a new team in crew management in the shipping industry. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the company whose business became a part of the business of Thenablers in 2019, the “Elvictor Greece”) that has been active across various value-adding activities of the shipping sector, most significantly, ship management, technical management, crewing & crew management. The Company’s professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. The Company aims to broaden its scope of activities, expanding on to new areas, while refining the existing ones. Placing prime importance on digitalization, the Company plans on the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Company on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. Working on a technologically oriented path, the Company is flexible and open to other avenues of international business for the successful and profitable diversification of its portfolio.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying Unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2024, and the results of operations and cash flows for the interim periods ended June 30, 2024, and 2023, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 30, 2024. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of June 30, 2024, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the six months then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the unaudited condensed consolidated entity. The effects of all transactions between entities in the unaudited condensed consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the Six Months Ended June 30, 2024, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of June 30, 2024. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2024.

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

Subsequent Events

The Company has analyzed the transactions from June 30, 2024, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of June 30, 2024, the Company has trade accounts receivable of $468,834, Other Receivables of $457,385 and Other Receivables from Related Parties of $515,904.

NOTE 4 – INTANGIBLE ASSETS

As of June 30, 2024, and December 31, 2023, Intangible assets consisted of the following:

	Useful life	June 31, 2024	December 31, 2023
At cost:
Software platform	5 years	$210,000	$210,000
Software Programs	3 years	9,275	5,378

Less: accumulated amortization		(107,201)	(85,112)
		$112,074	$130,266

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

Additionally, the Company has acquired software programs with a total cost of $3,896 for the six months ended June 30, 2024.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2024	$22,708
2025	45,044
2026	43,938
2027	383
$112,074

The amortization of Intangible assets was $107,201 and $85,112 as of June 30, 2024, and December 31, 2023, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the CEO and Director.

The Company has entered into an agreement in October 2020 with related party, Elvictor Crew Management Services Ltd in Cyprus, to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. However, this agreement was terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $0 has been expensed for the related party Elvictor Crew Management Services Ltd as of June 30, 2024, for the cost of services sold, included in the Cost of Revenue- Related Party. As of June 30, 2024, the Company has other receivables - related party of $515,904 from Elvictor Crew Management Ltd Cyprus compared to $418,904 as of December 31, 2023.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the period ended June 30, 2024, the latter provided manning services to the Company of $112,917, included in the Cost of Revenue – Related Party and Net Revenue, while as of June 30, the Company had a liability of $24,119 compared to a liability of $112,801 as of December 31, 2023.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of qualified personnel. For the Six Months Ended June 30, 2024, we incurred $74,038 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship Georgia Ltd as of June 30, 2024, was $120,073 included under Trade Accounts Payable – Related Party compared to an amount equal to $81,860 as of December 31, 2023.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the period ended June 30, 2024, the latter provided manning services to the Company of $8,390, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of June 30, 2024, was $1,380 included under Trade Accounts Payable – Related Party compared to an amount equal to $0 as of December 31, 2023.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix Software Production Single Member S.A. to provide software development services. For the Six Months Ended June 30, 2024, the Company has a balance of $0 due which was equal to the $0 balance as of December 31, 2023.

On June 30, 2024, the Company signed an agreement with Elvictor Crew Management Service Ltd in Georgia, based on which the latter agreed to forgive and cancel an amount of $103,150 due from the Company. The aforementioned debt cancellation agreement reduced the Company’s liability to Elvictor Crew Management Service Ltd from $127,269 to $24,119 as of June 30, 2024.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2024	$22,482	$3,212	$25,693
2025	44,963		44,963
2026	44,963		44,963
2027	44,963		44,963
2028	44,963		44,963
Thereafter	89,927		89,927
Total undiscounted minimum future lease payments	292,263	3,212	295,474
Less Imputed interest	(47,394)	(89)	(47,483)
Present value of operating lease liabilities	$244,869	$3,123	$247,992
Disclosed as:
Current portion	24,489	3,123	27,612
Non-current portion	$220,380	$-	$220,380

The Company recorded rent expenses of $29,196 and $29,203 for the six months ended June 30, 2024, and 2023, respectively.

NOTE 7 – OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $719,642 as of June 30, 2024, compared to $861,878 as of December 31, 2023.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On June 30, 2024, there were 414,448,757 common stock shares issued and outstanding.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On July 7, 2020 the Company entered into a Settlement Agreement and Release with the holders of the Series A Preferred Stock, Konstantinos Galanakis and Stavros Galanakis, having 46,702,857 and 33,297,143 shares each, respectively (the “Preferred Holders”), whereby the Preferred Holders agreed to cancel all shares of Series A Preferred in exchange for 95% of the common stock held as an aggregate of the holdings of the founding shareholders plus the shares to be issued to the Preferred Holders the earliest of a) the Company showing pro forma 12 month revenues in excess of $3,000,000; b) the successful raising of funds through equity or debt in excess of $10,000,000; or 9 months from the date of execution (the “Settlement Agreement”). The Settlement Agreement is further conditioned upon the execution of a non-compete agreement between the Company and the Preferred Holders preventing them from competing in crew and ship management. In conjunction therewith, on April 8, 2021, the Company issued 375,459,000 common stock shares to the holders of the Series A Preferred Stock pursuant to the July 7, 2020 Settlement Agreement, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 217,310,305 restricted common stock shares were issued to Konstantinos Galanakis, 156,271,400 restricted common stock shares were issued to Stavros Galanakis, and 1,877,295 restricted common stock shares were issued to Theofanis Anastasiadis. As a result, there were no shares of Series A Preferred Stock issued and outstanding as of June 30, 2024 and as of December 31, 2023.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, 217,310,305 shares of restricted common stock were issued to Konstantinos Galanakis, 156,271,400 shares of restricted common were issued to Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Theofanis Anastasiadis.  As a result, there are no shares of Series A Preferred Stock issued and outstanding as of June 30, 2024.

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

Issuance of Preferred Stock

On October 7, 2019, the Company entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. These agreements provide that these shares cannot be converted for one year after they were issued. The shares were automatically converted into 375,459,000 shares of Common Stock on April 8, 2021, which was 18 months after their issuance. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of June 30, 2024.

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

The Company had federal net operating loss carry forwards for tax purposes of approximately $1,118,000 on December 31, 2023, and approximately $1,014,000 on June 30, 2024, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

Net deferred tax assets consist of the following components as of June 30, 2024, and December 31, 2023

	2024	%	2023

Deferred tax assets:
NOL Carryover	$212,870		$190,664

Sub Total	$212,870		$190,664
Valuation Allowance	$(212,870)		$(190,664)
Net Deferred Tax Asset	$-		$-

The provision for income taxes consists of the following for the subsidiaries in Greece and Cyprus:

	June 30,	December 31,
	2024	2023
Current:
Federal	$-	$-
State	-	-
Foreign - Current	7,801	29,621
Foreign - Prior Year	-	2,285
Total current tax provision	$7,801	$31,906
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$7,801	$31,906

NOTE 11 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2024, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

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

Through the crew management platform developed by our affiliate, Seatrix, our personnel are able to collaborate with many different cultures in many different time zones with ever rising complexities, presenting a uniform service level to our principals, regardless of the point of origin of the crew. This innovation allows us to hire junior operators, who after a short training procedure are able to serve our principals with high quality standards, helping the Company be cost effective while maintaining the highest possible service level.

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

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

The shipping industry is currently experiencing historical uncertainty in sustainability logistics and daily operations as a result of the past and/or future COVID-19 pandemic, geopolitical tensions, the war between Russia and Ukraine and the Israel Conflict with Hamas. Additionally, shortages of crew members have also been created due to aging crew members leaving the maritime business. As a result, competition in crew resources is becoming stiffer and more unpredictable resulting in higher wage demands from crew members. These wage demands, accompanied by incentive compensation requested by crew members, are increasing vessel operating expenses. The impact of global inflation has also added to these increases. Additionally, smaller contract durations are requested and timely changes in ports, increasing the costs of changing crews and the costs and volume of such logistics.

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

We generated revenues of $1,146,843 and $1,233,698 for the six-month period ended June 30, 2024, and June 30, 2023 reflecting decreased revenues of $86,855. The $86,855 decrease came as a result of lower crew management and agency fees. We have a Net Profit of $116,985 for the six-month period ended June 30, 2024, compared to a Net Loss of $134,676 for the six-month period ended June 30, 2023.

During the previous year, we have undergone material cost-saving efforts to improve the Company’s profitability and increase its cash flow. For example, our professional fees have decreased from $163,313 for the six-month period ended June 30, 2023, to $133,433, for the six-month period ended June 30, 2024, representing a decrease of 18.3%.

Our payroll is a material expense, which we focused on during the last four financial quarters. Recent improvements lead to a decrease of Salaries from $788,345 for the six-month period ended June 30, 2023, to $515,733 for six-month period ended June 30, 2024, representing a decrease of $272,612 or 34.6%.

Our goal is to continue improving its profitability over future quarters through targeted cost savings initiatives and revenue enhancement measures. Consistent with our cost savings measures, on May 13, 2024, our Vice President Stavros Galanakis and our Chief Operating & Technology Officer, Christodoulos Tzoutzakis, have agreed to reduce their salaries from $5,000 per month to $2,000 per month.

Results of Operations

Revenues

For the six-month periods ended June 30, 2024, and June 30, 2023, we generated $1,146,843 and $1,233,698 in total revenue, respectively, representing a decrease in total revenue of $86,855 between the two periods, or 7.0%. The decrease in total revenue between these two periods is primarily due to a decrease in crew management clients.

For the three-month periods ended June 30, 2024, and June 30, 2023, we generated $574,134 and $601,448 in total revenue, respectively, representing a decrease in total revenue of $27,314 between the two periods, or 4.5%. The decrease in total revenue between these two periods is primarily due to a decrease in crew management clients.

Operating Expenses

For the six-month periods ended June 30, 2024, and June 30, 2023, we incurred $789,381 and $1,107,935, respectively, in total operating expenses, representing a decrease in total operating expenses between the two periods of $318,554, or 28.8%. The decrease in operating expenses in 2024 is primarily due to a decrease in salaries.

For the three-month periods ended June 30, 2024, and June 30, 2023, we incurred $416,433 and $603,193, respectively, in total operating expenses, representing a decrease in total operating expenses between the two periods of $186,760, or 31.0%. The decrease in operating expenses comes from a combination of lower salaries and professional fees.

Net Loss and Gross Profit

For the six-month periods ended June 30, 2024, and June 30, 2023, we incurred a net profit of $109,184 and a net loss of $134,676, respectively, representing an increase in net profit of $243,860 between the two periods. This increase in net profit is attributable to the decreased operating expenses described above, despite the gross profit decreasing by $87,779, or 9.0%, from $978,790 for the six-month period ended June 30, 2023, to $891,011 for the same period in 2024.

For the three-month periods ended June 30, 2024, and June 30, 2023, we incurred a net profit of $32,071 and a net loss of $126,266, respectively, representing an increase in net profit of $158,337 between the two periods. This increase in net profit is attributable to the decreased operating expenses described above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the six-month periods ended June 30, 2024, of $288,962 compared to a surplus of $42,454 for the year ended December 31, 2023, which is calculated as current assets minus current liabilities.

Cash flows for the six-month period ended June 30, 2024, and June 30, 2023

Net cash used in operating activities was $496,304 for the six-month period ended June 30, 2024, compared to an outflow of $323,847 during the same period in 2023. This change was mainly attributable to the material increase of Other Receivables during the first semester of 2024.

Net cash used in investing activities was $8,650, mainly deriving from the purchase of office equipment and software, and $8,162 for the six-month periods ended June 30, 2024, and June 30, 2023, respectively.

Net cash used for financing activities was $0 for the six-month periods ended June 30, 2024, and June 30, 2023, respectively.

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

Contractual Obligations

On July 10, 2020, the Company entered into a rental lease agreement with the wife of Stavros Galanakis for its subsidiary in Vari, Greece. The term of the lease is from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment. of 5,000€. Then on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of 3,500€.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2024	$22,482	$3,212	$25,693
2025	44,963		44,963
2026	44,963		44,963
2027	44,963		44,963
2028	44,963		44,963
Thereafter	89,927		89,927
Total undiscounted minimum future lease payments	292,263	3,212	295,474
Less Imputed interest	(47,394)	(89)	(47,483)
Present value of operating lease liabilities	$244,869	$3,123	$247,992
Disclosed as:
Current portion	24,489	3,123	27,612
Non-current portion	$220,380	$-	$220,380

The Company recorded rent expenses of $29,196 and $29,203 for the Six Months Ended June 30, 2024, and 2023, respectively.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2024.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2024, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the period ended June 30, 2024. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the second quarter of 2024.

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

ELVICTOR GROUP, INC.

Dated: August 12, 2024	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive and Financial Officer (Principal Executive Officer)