Form 10-Q
period 2024-09-30
Elvictor Group, Inc.
filed 2024-11-13
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-56508

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

As of November 13, 2024, there were 414,448,757 shares of common stock, par value $0.0001 per share, issued and outstanding.

ELVICTOR GROUP, INC.

i

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

ASSETS	September 30, 2024	December 31, 2023 Audited
Current Assets
Cash	$105,940	$699,346
Accounts Receivable	498,761	369,904
Other Receivables	29,733	37,857
Other Receivables - Related Party	795,072	418,904
Prepaid expenses and other current assets	31,941	138,482
Total Current Assets	1,461,448	1,664,493

Non-current Assets
ROU Asset - Related Party	246,513	278,718
Intangible Assets, Net	101,918	130,266
Office Equipment, net	11,630	14,358
Total Non-current Assets	360,061	423,342

Total Assets	$1,821,509	$2,087,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$17,858	$32,312
Trade Accounts Payable	200,899	152,461
Trade Accounts Payable - Related Parties	140,668	194,481
Other Payables	348,243	861,878
Lease Liability - Current - Related Parties	17,130	42,786
Accrued and Other Liabilities	245,784	247,926
Due to related party	54,208	90,195
Total Current Liabilities	1,024,790	1,622,039

Long-term Liabilities
Lease Liability - Non-Current - Related Parties	229,383	235,932
Total Long-term Liabilities	229,383	235,932

Total Liabilities	1,254,173	1,857,971

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 common shares issued and outstanding both on September 30, 2024 and December 31, 2023	41,445	41,445
Additional paid in capital	45,154,034	45,050,884
Accumulated deficit	(44,628,143)	(44,862,465)
Total Stockholders’ Equity	567,336	229,864

Total Liabilities and Stockholders’ Equity	$1,821,509	$2,087,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Operations

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Gross Revenue	$492,280	$429,914	$1,387,735	$1,410,523
Net Revenue	152,943	121,922	404,331	375,012
Total Revenue	645,223	551,836	1,792,066	1,785,535

Less: Cost of Revenue	128,477	100,724	349,369	318,642
Cost of Revenue - Related Party	16,950	16,058	51,890	53,048
Total Cost of Revenue	145,427	116,782	401,259	371,690

Gross Profit	499,796	435,054	1,390,807	1,413,845
Operating expenses
Professional fees	46,007	34,893	179,439	198,206
Salaries	253,595	391,537	769,328	1,179,882
Rent -Related Party	14,781	14,694	43,977	43,897
Bad Debt Expense	-	-	-	3,113
Depreciation and Amortization	13,892	13,503	41,543	39,677
Other general and administrative costs	28,483	33,970	111,852	131,758

Total operating expenses	356,758	488,597	1,146,139	1,596,533

Profit/(Loss) from operations	143,038	(53,543)	244,668	(182,688)

Foreign Currency Translation Adjustment	(4,872)	1,281	3,684	(4,250)
Other Income	(1,823)	-	4,976	-
Total other income (expense)	(6,695)	1,281	8,660	(4,250)

Net Income/(Loss) before income tax	$136,343	$(52,262)	$253,328	$(186,938)

Provision for income taxes	11,205	2,285	19,006	2,285

Net Income/(Loss)	$125,138	$(54,547)	$234,322	$(189,223)

Net Income/(Loss) Per Common Stock
- basic and fully diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	414,448,757	414,448,757	414,448,757	414,448,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash Flows from Operating Activities
Net Income/ (Loss)	$234,322	$(189,223)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation	8,046	7,524
Amortization	33,497	32,154
Amortization of ROU Asset	56,947	22,709
Adjustment to Additional Paid-In-Capital for cancellation of debt	103,150	-
Changes in assets and liabilities
Accounts Receivable	(128,858)	(67,301)
Other Receivables	8,124	(13,288)
Other Receivables - Related Party	(376,169)	(42,562)
Prepaid expenses and other current assets	106,541	(84,455)
Accounts Payable	(14,455)	(2,773)
Trade Accounts Payable	48,438	(138,490)
Trade Accounts Payable - Related Party	(53,813)	92,919
Other Payables	(513,635)	(86,150)
Accrued and Other Liabilities	(2,142)	174,539
Lease Liability	(56,947)	(22,709)
Due to related party	(35,987)	(26,715)
Net cash used in operating activities	(582,940)	(343,821)

Cash Flows from Investing Activities
Office Equipment	(5,318)	(4,510)
Software	(5,148)	(3,652)
Net cash used in investing activities	(10,466)	(8,162)

Net Decrease in Cash	(593,406)	(351,983)

Cash at beginning of period	699,346	503,981
Cash at end of period	$105,940	$151,998

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Transactions
Adjustment for cancellation of debt – Related Party	$103,150	$-
Right-of-use assets obtained in exchange for operating lease obligations	$-	$291,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Statement of the Changes in Stockholders’ Equity

	Nine Months Period Ended September 30, 2024
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	$414,448,757	$41,445	-	$-	$45,050,884	$(44,862,465)	$229,864
Net Loss	-	-	-	-	-	77,113	77,113
Balance, March 31, 2024	$414,448,757	$41,445	-	$-	$45,050,884	$(44,785,352)	$306,977
Adjustment for Cancellation of debt	-	-	-	-	103,150	-	103,150
Net Loss	-	-	-	-	-	32,071	32,071
Balance, June 30, 2024	$414,448,757	$41,445	-	$-	$45,154,034	$(44,753,281)	$442,198
Net Loss	-	-	-	-	-	125,138	125,138
Balance, September 30, 2024	$414,448,757	$41,445	-	$-	$45,154,034	$(44,628,143)	$567,336

	Nine Months Period Ended September 30, 2023
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	$414,448,757	$41,445	-	$-	$45,050,884	$(44,639,738)	$452,591
Net Loss	-	-	-	-	-	(8,410)	(8,410)
Balance, March 31, 2023	$414,448,757	$41,445	-	$-	$45,050,884	$(44,648,148)	$444,181
Net Loss	-	-	-	-	-	(126,266)	(126,266)
Balance, June 30, 2023	$414,448,757	$41,445	-	$-	$45,050,884	$(44,774,414)	$317,915
Net Loss	-	-	-	-	-	(54,547)	(54,547)
Balance, September 30, 2023	$414,448,757	$41,445	-	$-	$45,050,884	$(44,828,961)	$263,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc., formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”), was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the new brand and a new crew management team in the shipping industry. The new management team originates from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the company whose business became a part of the business of Thenablers in 2019, the “Elvictor Greece”) that has been active across various value-adding activities of the shipping sector, most significantly, ship management, technical management, crewing & crew management. The Company’s professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. The Company aims to broaden its scope of activities, expanding on to new areas, such as crew training while refining existing activities. Placing prime importance on digitalization, the Company plans on the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Company on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. Working on a technologically oriented path, the Company is flexible and open to other avenues of international business for the successful and profitable diversification of its portfolio.

On December 13, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name from “Thenablers, Inc.” to “Elvictor Group, Inc.” (the “Name Change”), to better reflect its new business interests. On February 25, 2020, FINRA approved the Name Change and the Company’s new stock symbol “ELVG”.

As of July 10, 2020, the Company founded Elvictor Group Hellas Single Member S.A., a subsidiary in Vari, Greece, to assist the management in facilitating the Company’s operations. Additionally, the Company purchased Ultra Ship Management, a Marshall Islands company that is licensed to provide ship management services, which established their own subsidiary in Vari, Greece.

In January 2022, the Company established its wholly owned subsidiary, ELVG Crew Management Ltd, incorporated in Cyprus, to facilitate its crew management operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying Unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2024, and the results of operations and cash flows for the interim periods ended September 30, 2024, and 2023, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2024. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of September 30, 2024, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the nine months then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the unaudited condensed consolidated entity. The effects of all transactions between entities in the unaudited condensed consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the Nine Months Ended September 30, 2024, the Company’s operations consist of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of September 30, 2024. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2024.

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

Subsequent Events

The Company has analyzed the transactions from September 30, 2024, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of September 30, 2024, the Company has trade accounts receivable of $498,761, Other Receivables of $29,733 and Other Receivables from Related Parties of $795,072.

NOTE 4 – INTANGIBLE ASSETS

As of September 30, 2024, and December 31, 2023, Intangible assets consisted of the following:

	Useful life	September 30, 2024	December 31, 2023
At cost:
Software platform	5 years	$210,000	$210,000
Software Programs	3 years	10,527	5,378

Less: accumulated amortization		(118,609)	(85,112)
		$101,918	$130,266

On November 15, 2021, the Company entered into a subscription agreement with Seatrix Software Production Single Member S.A, a related party company (“Seatrix”), to issue 7,000,000 restricted common shares of the Company for the purchase of license software, equal to the aggregate of $210,000 at the stated value of $0.03 per share.

Under this agreement Seatrix grants the Company an exclusive and non-transferable license to use their artificial intelligence software managing shipping crews. The term of this agreement began on January 1, 2022.

The value of each common share was stated at $0.03 representing the FMV that the shares were trading as of January 3, 2022. The total value of $210,000 was amortized over its useful life of 5 years and the amortization began on January 1, 2022. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

Additionally, the Company has acquired software programs with a total cost of $10,527 as of September 30, 2024.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2024	$22,899
2025	45,586
2026	32,745
2027	688
$101,918

The amortization of Intangible assets is $118,609 and $85,112 as of September 30, 2024, and December 31, 2023, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Konstantinos Galanakis, the Company’s CEO and Director.

In October 2020, the Company entered into an agreement with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. This agreement was terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $0 has been expensed for the related party Elvictor Crew Management Services Ltd as of September 30, 2024, for the cost of services sold, included in the Cost of Revenue- Related Party. As of September 30, 2024, the Company has Other Receivables - Related Party of $795,072 from Elvictor Crew Management Ltd Cyprus compared to $418,904 as of December 31, 2023.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the period ended September 30, 2024, the latter provided $164,347 of manning services to the Company, included in the Cost of Revenue – Related Party and Net Revenue, while as of September 30, the Company had a liability of $26,294 compared to a liability of $112,801 as of December 31, 2023.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of the qualified personnel. For the Nine Months Ended September 30, 2024, the Company incurred $102,648 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship Georgia Ltd as of September 30, 2024, was $114,374 included under Trade Accounts Payable – Related Party compared to an amount equal to $81,860 as of December 31, 2023.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the period ended September 30, 2024, the latter provided manning services to the Company of $12,490, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of September 30, 2024, was $0 included under Trade Accounts Payable – Related Party compared to an amount equal to $0 as of December 31, 2023.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix Software Production Single Member S.A. to provide software development services As of September 30, 2024, the Company has Other Receivables - Related Party of $58,469 from Seatrix Software Production Single Member S.A. compared to a $0 balance as of December 31, 2023.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Management	Total
	Amount		Amount
2023	11,116	3,176	14,292
2024	44,464	9,528	53,992
2025	44,464		44,464
2026	44,464		44,464
2027	44,464		44,464
Thereafter	133,392		133,392
Total undiscounted minimum future lease payments	322,364	12,704	335,068
Less Imputed interest	(56,761)	(415)	(57,176)
Present value of operating lease liabilities	265,603	12,289	277,892
Disclosed as:
Current portion	31,396	12,289	43,685
Non-current portion	234,207	-	234,207

The Company recorded rent expenses of $43,977 and $43,897 for the Nine Months Ended September 30, 2024 and 2023, respectively.

NOTE 7 - OTHER PAYABLES

Part of one of the services in the manning of a crew provided by the Company to the shipping companies consists of the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account followed by the Company making each payment to indicated crew. In this capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $348,243 as of September 30, 2024, compared to $861,878 as of December 31, 2023.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On September 30, 2024, there were 414,448,757 common shares issued and outstanding.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On July 7, 2020, the Company entered into a Settlement Agreement and Release with the holders of the Series A Preferred Stock, Konstantinos Galanakis and Stavros Galanakis, having 46,702,857 and 33,297,143 shares each, respectively (the “Preferred Holders”), whereby the Preferred Holders agreed to cancel all shares of Series A Preferred Stock in exchange for 95% of the common stock held as an aggregate of the holdings of the founding shareholders plus the shares to be issued to the Preferred Holders the earliest of a) the Company showing pro forma 12 month revenues in excess of $3,000,000; b) the successful raising of funds through equity or debt in excess of $10,000,000; or 9 months from the date of execution (the “Settlement Agreement”). The Settlement Agreement is further conditioned upon the execution of a non-compete agreement between the Company and the Preferred Holders preventing them from competing in crew and ship management. In conjunction therewith, on April 8, 2021, the Company issued 375,459,000 common stock shares to the holders of the Series A Preferred Stock pursuant to the July 7, 2020, Settlement Agreement, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 217,310,305 restricted common stock shares were issued to Konstantinos Galanakis, 156,271,400 restricted common stock shares were issued to Stavros Galanakis, and 1,877,295 restricted common stock shares were issued to Theofanis Anastasiadis. As a result, there were no shares of Series A Preferred Stock issued and outstanding as of September 30, 2024, and as of December 31, 2023.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the July 7, 2020 Settlement Agreement. Specifically, 217,310,305 shares of restricted common stock were issued to Konstantinos Galanakis, 156,271,400 shares of restricted common were issued to Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Theofanis Anastasiadis.  As a result, there are no shares of Series A Preferred Stock issued and outstanding as of September 30, 2024.

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

Issuance of Preferred Stock

On October 7, 2019, the Company entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000 pursuant to Regulation S of the Securities Act of 1933, as amended. These agreements provide that these shares cannot be converted for one year after they were issued. The shares were automatically converted into 375,459,000 shares of Common Stock on April 8, 2021, which was 18 months after their issuance. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of September 30, 2024.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company entered in a long-term rental lease agreement for offices of its subsidiary branch in Vari, Greece for the period commencing from July 10, 2020, through December 31, 2021, in the amount of 5,000€ per month, the first lease month of July was adjusted for the shortened period. The lessor, Aikaterini Galanakis, is the wife of the Company’s president, Stavros Galanakis.

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

NOTE 10 – INCOME TAXES

The Company’s has an overall net loss; as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The Company had federal net operating loss carry forwards for tax purposes of approximately $1,118,000 on December 31, 2023, and approximately $896,330 on September 30, 2024, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

Net deferred tax assets consist of the following components as of September 30, 2024, and December 31, 2023

	2024	%	2023

Deferred tax assets:
NOL Carryover	$188,229		$190,664

Sub Total	$188,229		$190,664
Valuation Allowance	$(188,229)		$(190,664)
Net Deferred Tax Asset	$-		$-

The provision for income taxes consists of the following for the subsidiaries in Greece and Cyprus:

	September 30,	December 31,
	2024	2023
Current:
Federal	$-	$-
State	-	-
Foreign - Current	19,006	29,621
Foreign - Prior Year	-	2,285
Total current tax provision	$19,006	$31,906
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$19,006	$31,906

NOTE 11 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2024, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

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

We expanded our services by providing ship management services when we acquired Ultra Ship Management from Stavros Galanakis and Konstantinos Galanakis for that purpose, which has received its Det Norske Veritas AS approved Interim Document of Compliance provided under the authority granted by the Government of the Republic of the Marshall Islands, and we have also employed specialized personnel. The Interim Document of Compliance is the license required for a ship management company to start providing its services.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

The shipping industry is currently experiencing historical uncertainty in sustainability logistics and daily operations as a result of the past COVID-19 pandemic, geopolitical tensions, the war between Russia and Ukraine and the Israel Conflict with Hamas. Additionally, shortages of crew members have also been created due to aging crew members leaving the maritime business. As a result, competition in crew resources is becoming stiffer and more unpredictable resulting in higher wage demands from crew members. These wage demands, accompanied by incentive compensation requested by crew members, are increasing vessel operating expenses. The impact of global inflation has also added to these increases. Additionally, smaller contract durations are requested and timely changes in ports, increasing the costs of changing crews and the costs and volume of such logistics.

To address these issues, we are implementing short and long-term strategies based on proactive scheduling and recruitment, with the help of our cloud-based system and intelligent metrics that have been developed in-house to monitor the “trends and fashions” of the maritime industry. Our goal is to build new pools of seafarers by accelerating promotions, cadetship programs, and the employment of more cadets onboard. These cadets are scheduled to be promoted to junior officers in the near future, generating a new breed of officers to address the global shortage and maintain crews at reasonable costs. We have also developed interactive screens through HTML5 links to communicate with seafarers and to keep crews updated, monitor their welfare and provide better services to them. We also proceed to regular updates of our cloud-based system to elevate logistics intelligence, allowing us to handle growth and recruitment volumes more efficiently. While we believe that these actions will help address many of these issues, if we are unable to address these issues effectively, the shortage of crew members and significant increase in expenses could have a materially adverse impact on our business.

COVID-19

The future outbreak of COVID-19 may negatively impact our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which at such time continued to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide; similarly, the future outbreak of COVID-19 would adversely affect our business, results of operations and financial condition.

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

Future Operations

In order to meet business goals, we must (a) execute efficiently our current business of crew management; and (b) continue to focus on new business development to acquire new agreements.

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

We generated revenues of $1,792,066 and $1,785,535 for the nine-month period ended September 30, 2024, and September 30, 2023 reflecting increased revenues of $6,531. The $6,531 increase came as a result of higher fees such as allotment and communication fees. We have a Net Profit of $234,322 for the nine-month period ended September 30, 2024, compared to a Net Loss of $189,223 for the nine-month period ended September 30, 2023.

During the previous year, we have undergone material cost-saving efforts to improve the Company’s profitability and increase its cash flow. For example, our professional fees have decreased from $198,206 for the nine-month period ended September 30, 2023, to $179,439, for the nine-month period ended September 30, 2024, representing a decrease of 9.5%.

Our payroll is a material expense, which we focused on during the last five financial quarters. Recent improvements lead to a decrease of Salaries from $1,179,882 for the nine-month period ended September 30, 2023, to $769,328 for the nine-month period ended September 30, 2024, representing a decrease of $410,554 or 34.8%.

Our goal is to continue improving profitability over future quarters through targeted cost savings initiatives and revenue enhancement measures. Consistent with our cost savings measures, on May 13, 2024, our Vice President Stavros Galanakis and our Chief Operating & Technology Officer, Christodoulos Tzoutzakis, have agreed to reduce their salaries from $5,000 per month to $2,000 per month.

Results of Operations

Revenues

For the nine-month periods ended September 30, 2024, and September 30, 2023, we generated $1,792,066 and $1,785,535 in total revenue, respectively, representing an increase in total revenue of $6,531 between the two periods, or 0.4%. The increase in total revenue between these two periods is primarily due to an increase in fees such as allotment and communication fees.

For the three-month periods ended September 30, 2024, and September 30, 2023, we generated $645,223 and $551,836 in total revenue, respectively, representing an increase in total revenue of $93,387 between the two periods, or 16.9%. The decrease in total revenue between these two periods is primarily due to an increase in various revenue categories such allotment and communication fees and fees related to working clothes.

Operating Expenses

For the nine-month periods ended September 30, 2024, and September 30, 2023, we incurred $1,146,139 and $1,596,533, respectively, in total operating expenses, representing a decrease in total operating expenses between the two periods of $318,554, or 28.8%. The decrease in operating expenses in 2024 is primarily due to a decrease in salaries.

For the three-month periods ended September 30, 2024, and September 30, 2023, we incurred $416,433 and $603,193, respectively, in total operating expenses, representing a decrease in total operating expenses between the two periods of $450,395, or 28.2%. The decrease in operating expenses comes from a combination of lower salaries, professional fees and other general costs.

Net Loss and Gross Profit

For the nine-month periods ended September 30, 2024, and September 30, 2023, we incurred a net profit of $234,322 and a net loss of $189,223, respectively, representing an increase in net profit of $423,545 between the two periods. This increase in net profit is attributable to the decreased operating expenses described above, despite the gross profit decreasing by $23,039, or 1.6%, from $1,413,845 for the nine-month period ended September 30, 2023, to $1,390,807 for the same period in 2024.

For the three-month periods ended September 30, 2024, and September 30, 2023, we incurred a net profit of $125,138 and a net loss of $54,547, respectively, representing an increase in net profit of $179,685 between the two periods. This increase in net profit is attributable to the increased revenues and decreased operating expenses described above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the nine-month periods ended September 30, 2024, of $436,658 compared to a surplus of $42,454 for the year ended December 31, 2023, which is calculated as current assets minus current liabilities.

Cash flows for the nine-month period ended September 30, 2024, and September 30, 2023

Net cash used in operating activities was $582,940 for the nine-month period ended September 30, 2024, compared to an outflow of $343,821 during the same period in 2023. This change was mainly attributable to the material increase of Accounts Receivable and Other Receivables during the first nine months of 2024.

Net cash used in investing activities was $10,466, mainly deriving from the purchase of office equipment and software, and $8,162 for the nine-month periods ended September 30, 2024, and September 30, 2023, respectively.

Net cash used for financing activities was $0 for the nine-month periods ended September 30, 2024, and September 30, 2023, respectively.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Management	Total
	Amount		Amount
2023	11,116	3,176	14,292
2024	44,464	9,528	53,992
2025	44,464		44,464
2026	44,464		44,464
2027	44,464		44,464
Thereafter	133,392		133,392
Total undiscounted minimum future lease payments	322,364	12,704	335,068
Less Imputed interest	(56,761)	(415)	(57,176)
Present value of operating lease liabilities	265,603	12,289	277,892
Disclosed as:
Current portion	31,396	12,289	43,685
Non-current portion	234,207	-	234,207

The Company recorded rent expenses of $43,977 and $43,897 for the Nine Months Ended September 30, 2024, and 2023, respectively.

Outlook

The shipping industry and especially the crew management segments will continue to face increasing pressures due to the war in Ukraine. According to the International Chamber of Shipping (the “ICS”), which represents approximately 80% of the worlds’ merchant fleet, Ukrainian and Russian seafarers make up 14.5% of the global shipping workforce.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Refer to the upkeep of records which, with reasonable detail, accurately and fairly reflect our transactions and dispositions;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company;

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements;

●	Provide reasonable assurance that any unauthorized cash transactions are detected and prevented; and

●	Provide reasonable assurance that potential erroneous accounting entries are identified and corrected on a timely manner.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2024, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2024. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we grow, we plan to refine our cybersecurity strategy in line with global best practices and standards. Importantly, our Board receives regular updates from our Chief Operating & Technology Officer, Christodoulos Tzoutzakis, regarding potential cybersecurity risks and monitors these risks closely. All potential incidents, regardless of their materiality, are required to be reported immediately to the Board. To date, our proactive risk management has allowed us to navigate cybersecurity challenges without material impairment to our operations or financial condition.

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

ELVICTOR GROUP, INC.

Dated: November 13, 2024	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive and Financial Officer (Principal Executive Officer)