Form 10-K
period 2024-12-31
Elvictor Group, Inc.
filed 2025-04-14
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Company’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2024, as reported on the OTC Markets on that date, was $10,361,219.

The number of shares of the registrant’s common stock, $0.0001 per share, outstanding as of April 14, 2025 was 414,448,757.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

TABLE OF CONTENTS

GENERAL INFORMATION

i

SPECIAL NOTE

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Elvictor,” “ELVG” or “our business” refer to Elvictor Group, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any such forward-looking statements that are not statements of current or historical facts. It is not possible to predict or identify all factors, future events or circumstances that may have an impact on the Company’s operations, financial condition, business, prospects, growth strategy and liquidity. Consequently, the following should not be considered to be a complete discussion of all potential factors, risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	significant geopolitical risks, similar to the Red Sea crisis, potentially escalating operational and security challenges, impacting shipping routes and insurance costs in the region;

●	effect of rising inflation materially affecting our business due to increases in seafarer salaries and to our customers;

●	our ability to compete effectively within our industry since many of our competitors have significantly greater financial, operational, marketing and geographic presence resources than we do;

●	fluctuations in global economic conditions may significantly reduce the demand for our services and adversely impact our business and results of operations;

●	changing regulatory, economic, political and governmental conditions may materially impact industries and markets in which the Company currently operates;

●	the effect of fluctuations of oil and natural gas prices, which may negatively impact our clients’ the economic conditions of our clients and consequently our business and results of operations;

●	impact of the war in the Ukraine or civil unrests on crewing and the global shipping industry, including the inability to attract or retain qualified seafarers and our ability to continue effectively serving our clients due to the resulting shortage of qualified seafarers;

●	whether the reliability and capacity of our technology systems positively or negatively affects our ability to effectively manage our business and deliver services to our customers;

●	increasing threat of AI-driven cyberattacks and data breaches in the maritime industry that may affect our or our clients’ operations;

●	reliance on our technology and cybersecurity procedures to effectively collect, protect and store sensitive and confidential information, including our proprietary business, customer, employee, and business partner information; and

●	increased regulatory cost of compliance, including US, European, and other countries data privacy regulations enacted.

ii

The above forward-looking statements and others contained in this Report reflect our current expectations and beliefs concerning future developments and their potential impact on our operations and business. Future developments may be unanticipated. Should one or more of these factors, risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may materially vary from those discussed in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Elvictor Group, Inc. is referred to herein as “we,” “us,” “our,” “the Company,” “Elvictor,” or “our business”. Services and other matters pertaining to our subsidiaries are referred to collectively referred to herein under the same abbreviations “we”, “us”, and “our”.

Item 1. Business

Overview

We were incorporated in Nevada on November 3, 2017 under the name of Thenablers, Inc. (“Thenablers”). We initially operated as an international business development organization with a focus on design and execution of market strategies for our clients. In October 2019, Konstantinos Galanakis, our Chief Executive Officer, Stavros Galanakis, our Vice President/Chairman of the Board, Christodoulos Tzoutzakis, our Chief Operating/ Technology Officer, and Theodoros Chouliaras, our then Chief Financial Officer were appointed as our directors, at which time all of our then directors resigned (Panagiotis Lazaretos, Sotirios Foutsis, and Theofylaktos Petros Oikonomou). Our change in management was adopted to promote, operate and expand our new business with management specific knowledge of crew management services to vessels around the world. In connection with these management changes, Thenablers issued Konstantinos Galanakis, Stavros Galanakis, Aikaterini Galanaki and Theodoros Chouliaras an aggregate of 80,000,000 shares of newly designated “Series A Convertible Preferred Stock” (the “80,000,000 Shares) in exchange for an aggregate purchase price of $30,000; additionally, Thenablers transferred all of Elvictor Crew Management Ltd.’s business to us , including all existing crew management contracts, the transfer of which began in the fourth quarter of 2020 and concluded at the end of 2021. On July 7, 2020, the Company entered into a Settlement Agreement and Release with the holders of the Series A Preferred Stock, Konstantinos Galanakis and Stavros Galanakis, having 46,702,857 and 33,297,143 shares each, respectively (the “Preferred Holders”), whereby the Preferred Holders agreed to cancel all shares of Series A Preferred in exchange for 95% of the common stock held as an aggregate of the holdings of the founding shareholders plus the shares to be issued to the Preferred Holders the earliest of a) the Company showing pro forma 12 month revenues in excess of $3,000,000; b) the successful raising of funds through equity or debt in excess of $10,000,000; or 9 months from the date of execution (the “Settlement Agreement”). The Settlement Agreement is further conditioned upon the execution of a non-compete agreement between the Company and the Preferred Holders preventing them from competing in crew and ship management. In conjunction therewith, on April 8, 2021, the Company issued 375,459,000 common stock shares to the holders of the Series A Preferred Stock pursuant to the July 7, 2020, Settlement Agreement, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 217,310,305 restricted common stock shares were issued to Konstantinos Galanakis, 156,271,400 restricted common stock shares were issued to Stavros Galanakis, and 1,877,295 restricted common stock shares were issued to Theofanis Anastasiadis.

On November 5, 2019, Konstantinos Galanakis was appointed as our Chief Executive Officer and Stavros Galanakis as our Chairman of our Board of Directors.

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

In January 2022, we established our wholly owned subsidiary, ELVG Crew Management Ltd, incorporated in Cyprus, to facilitate our crew management operations.

On December 23, 2024, we have announced that we have entered into an engagement agreement with CIM Securities, LLC, a FINRA member broker-dealer as the Managing Placement Agent to raise up to $7,000,000 in a Regulation D, Rule 506(c) offering open only to verified accredited investors and subject to securing a Lead Investor. The financing would be used to purchase a bulker vessel, most likely a “Handy size” type of vessel with a deadweight tonnage ranging from 30,000 to 40,000 tons with an age of approximately five to eight years. We estimated that the total vessel cost will range between $20,000,000 to $22,000,000 while the overall equity participation would be between $5,500,000 and $6,500,000, including initial working capital costs. We plan to use any excess amount for working capital and revenue expanding measures. We plan to continue our crew and ship management services and (subject to adequate financing) plan to expand in Turkey and other countries. By integrating our operations into ship ownership, we will attempt to develop diversified revenue streams. There are no assurances that we will secure the financing required or be successful in any of the foregoing plans.

Our Current Business

We are a crewing and crew management company that sources, recruits, selects, deploys, schedules, trains, the on-going management of seafarers. Our services also include administrative functions related to crew management services, including payroll services, travel arrangements, and verification of insurance coverage information of all onboarded seafarers. We have the benefit of over 65 years of combined experience in various value-adding activities of the shipping sector such as ship management, technical management, ship agency, crewing and crew management of Stavros Galanakis and Konstantinos Galanakis. We currently manage over 4,000 seafarers of nine different nationalities who are aboard seven different ship types.

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

Until the first quarter of 2022, we outsourced the provision of crewing and crew management services to Elvictor Crew Management Ltd, our wholly owned subsidiary party based in Cyprus and which we formed in January 2022. In April 2022, we reduced the amount of crewing and crew management services that we outsource by providing such services directly through our subsidiaries.

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

We intend to expand our services by also providing ship management services. In furtherance of this plan, we acquired Ultra Shipmanagement from Stavros Galanakis and Konstantinos Galanakis, which has received its Det Norske Veritas AS approved Interim Document of Compliance provided under the authority granted by the Government of the Republic of the Marshall Islands. The Interim Document of Compliance is the license required for a ship management company to start providing its services.

Competition

Many of our competitors have significantly greater financial and operational resources, longer operating histories, greater marketing and advertising capabilities, and broader geographic presence than we and our subsidiaries do. Our competitors may be better positioned to outmaneuver us in the market by offering more competitive pricing and by spending significantly greater advertising resources. Our current and potential competitors may be able to expand into markets in which we and our subsidiaries currently operate, and we are vulnerable to the marketing power and potentially significantly higher level of customer brand recognition of our larger competitors. Many of our competitors offer services that are more extensive than the services we together with our subsidiaries currently offer and such competitors may offer such services at a price point that we may be unable to compete with.

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

Employees and Consultants

As of December 31, 2024, we had 22 full time employees, not including our Chief Executive Officer and our Chairman of the Board of Directors.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to include the disclosure required under this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We are committed to continuously assessing cybersecurity risks, including the prevention, detection, and response to unauthorized actions within our information systems that may compromise the confidentiality, integrity, or availability of our data or systems. We are using Layer 7 firewall solutions which monitor web traffic and data leaks which may occur as well as a centralized automatic antivirus/antimalware/patch system in order to make sure that all servers and clients hold the latest patches in order to avoid security breaches. We have developed our own internal cloud system to avoid dependence on external parties and its email server is hosted on this cloud system; consequently, we do not rely on third party solutions that may have a negative impact on security and reliability of data. Our data is stored daily on high quality magnetic tapes to ensure recovery in case of a serious malfunction. On a monthly basis, all the tapes are being transferred to a fireproof safe location and are replaced with new tapes.

As we grow, we plan to refine our cybersecurity strategy in line with global best practices and standards. Importantly, our Board receives regular updates from our Chief Operating & Technology Officer, Christodoulos Tzoutzakis, of potential cybersecurity risks and monitors these risks closely. All potential incidents, regardless of their materiality, are required to be reported immediately to the Board. To date, our proactive risk management has allowed us to navigate cybersecurity challenges without material impairment to our operations or financial condition.

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

On October 1, 2021, the Company entered into a second lease agreement with the wife of Stavros Galanakis for its then new subsidiary in Vari, Greece for Ultra Ship Management. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.In October 2024, the Company renewed this office lease and the lease was extended until September 30, 2027.

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

	Price Range
	High	Low
Year ended December 31, 2023
First Quarter	$0.0730	$0.0090
Second Quarter	$0.0401	$0.0190
Third Quarter	$0.0360	$0.0110
Fourth Quarter	$0.0120	$0.0090
Year ended December 31, 2024
First Quarter	$0.0400	$0.0013
Second Quarter	$0.0276	$0.0088
Third Quarter	$0.0278	$0.0140
Fourth Quarter	$0.0329	$0.0057

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

Holders

As of December 31, 2024, we had 414,448,757 outstanding shares of Common Stock and 87 shareholders of record.

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

Repurchases of Equity Securities

We did not repurchase any equity securities during the year ended December 31, 2024.

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

Principles of Consolidation

The consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of December 31, 2024, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the year then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the consolidated entity. The effects of all transactions between entities in the consolidated entity are eliminated in full. The consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the year ended December 31, 2024, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of December 31, 2024. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2024.

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

Subsequent Events

The Company has analyzed the transactions from December 31, 2024, to the date these consolidated financial statements were issued for subsequent event disclosure purposes.

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

Results of Operations

Revenues and Cost of Revenues

For the years ended December 31, 2024, and December 31, 2023, we generated $2,421,308 and $2,361,793 in revenues, respectively, representing an increase in revenue of $59,515, or 2.5%, which is mainly attributable to an increase in fees such as allotment and communication fees.

For the years ended December 31, 2024, and December 31, 2023, we incurred $552,739 and $493,436 in costs of revenues, respectively, representing an increase in cost of revenues of $59,303, or 12.0%, which is primarily attributable to the increased revenue of the Company along with increased costs due to inflationary pressures.

Operating Expenses

For the years ended December 31, 2024, and December 31, 2023, we incurred $1,691,050 and $2,143,175 in operating expenses, respectively, representing a decrease in operating expenses between the two years of $452,125 or 21.1%. The decrease in operating expenses in 2024 is mainly due to the reduction in salaries and restructuring of operational costs. For the year ended December 31, 2024, salaries totaled $1,061,610, as compared to $1,524,442 for the year ended December 31, 2023, a decrease of $462,832, or 30.4%.

Net Income (Loss)

For the years ended December 31, 2024, and December 31, 2023, we recorded a net income of $199,780 and a net loss of $222,727, respectively, representing an improvement in net income of $422,507 between the two years. This positive shift is primarily due to increased revenues and significant cost reductions in operating expenses.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the year ended December 31, 2024, of $393,627 compared to a surplus of $42,454 for the year ended December 31, 2023, which is calculated as current assets minus current liabilities.

Cash flows for the year ended December 31, 2024

Net cash flow used in operating activities was $583,519 for the year ended December 31, 2024, compared to cash flow of $206,181 provided by operating activities during the year ended December 31, 2023.

Net cash flow used in investing activities was $14,738, for the purchase of office equipment and software, compared to $10,816 for the year ended December 31, 2023.

Net cash provided by financing activities was Nil for the years ended December 31, 2024, and December 31, 2023.

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

The Company’s payroll is a material expense, which we focused on during the last two financial quarters of the year ended December 31, 2023. Recent improvements in payroll management include: (a) the payroll cost for Ultra Ship Management has been reduced to zero since its personnel responsibilities have been seamlessly incorporated into Elvictor Group Hellas, resulting in a saving on an annual basis of approximately $145,000, factoring in the extra two annual salaries in Greece; (b) the payroll for Elvictor Group Hellas has been reduced by 28.7%, from $90,417 in June, 2023, to $64,502 in December, 2023, leading to estimated savings on annual basis of approximately $362,810 as adjusted for 14 salaries per year. The full impact of the payroll related cost saving initiatives were fully realized during the financial year 2024, during which no further material payroll initiatives were undertaken.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Contractual Obligations

As of January 1, 2025, our obligations and commitments to make future payments under a lease agreement that the Company pays on behalf of its subsidiaries, Elvictor Group Hellas and Ultra Shipmanagement, is $294,990 with $55,893 payable for the year of 2025, and $239,097 payable during the following years until 2030.

Outlook

The shipping industry and especially the crew management segments will likely continue to face increasing pressures, due to residual impacts from the COVID-19 pandemic, in addition to continued geopolitical instability related to the Ukraine conflict and the Red Sea crisis. According to the International Chamber of Shipping (the “ICS”), which represents approximately 80% of the worlds’ merchant fleet, Ukrainian and Russian seafarers make up 14.5% of the global shipping workforce, with 198,123 Russian seafarers and 76,442 Ukrainians.

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

New York Office: 805 Third Avenue New York, NY 10022 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders’ of Elvictor Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elvictor Group, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, consolidated statements cash flows, and statements of the changes in stockholders’ equity, for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 14, 2025

PCAOB ID: 587

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

Houston, TX San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

ELVICTOR GROUP, INC

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$101,089	$699,346
Accounts Receivable	389,922	369,904
Other Receivables	29,892	37,857
Other Receivables - Related Party	867,070	418,904
Prepaid expenses and other current assets	96,337	138,482
Total Current Assets	1,484,310	1,664,493

Non-current Assets
ROU Asset - Related Party	252,371	278,718
Intangible Assets, Net	93,151	130,266
Office Equipment, net	11,029	14,358
Total Non-current Assets	356,551	423,342

Total Assets	$1,840,861	$2,087,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$17,465	$32,312
Trade Accounts Payable	176,612	152,461
Trade Accounts Payable - Related Parties	151,944	194,481
Other Payables	371,820	861,878
Lease Liability - Current - Related Parties	43,457	42,786
Accrued and Other Liabilities	274,238	247,926
Due to related party	63,616	90,195
Total Current Liabilities	1,099,152	1,622,039

Long-term Liabilities
Lease Liability - Non-Current - Related Parties	208,914	235,932
Total Long-term Liabilities	208,914	235,932

Total Liabilities	1,308,066	1,857,971

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 common shares issued and outstanding both at December 31, 2024 and December 31, 2023	41,445	41,445
Additional paid in capital	45,154,034	45,050,884
Accumulated deficit	(44,662,684)	(44,862,465)
Total Stockholders’ Equity	532,795	229,864

Total Liabilities and Stockholders’ Equity	$1,840,861	$2,087,835

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Consolidated Statements of Operations

	YEAR ENDED	YEAR ENDED
	December 31, 2024	December 31, 2023

Gross Revenue	$1,844,387	$1,841,180
Net Revenue	576,921	520,613
Total Revenue	2,421,308	2,361,793

Less: Cost of Revenue	485,739	423,616
Cost of Revenue - Related Party	67,000	69,820
Total Cost of Revenue	552,739	493,436

Gross Income	1,868,569	1,868,357
Operating expenses
Professional fees	286,215	275,103
Professional fees - Related Party	66,017	62,444
Salaries	1,061,610	1,524,442
Rent -Related Party	58,385	58,428
Bad Debt Expense	10,370	3,113
Depreciation and Amortization	55,182	53,404
Other general and administrative costs	153,271	166,241

Total operating expenses	1,691,050	2,143,175

Income/(Loss) from operations	177,519	(274,818)

Foreign Currency Translation Adjustment	5,914	(6,128)
Other Income	60,309	90,125
Total other income	66,223	83,997

Net Income/(Loss) before income tax	$243,742	$(190,821)

Provision for income taxes (benefit)	43,962	31,906

Net Income/(Loss)	$199,780	$(222,727)

Net Income/(Loss) Per Common Stock
- basic and fully diluted	$0.00	$(0.00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	414,448,757	414,448,757

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Consolidated Statements of Cash Flows

	YEAR ENDED	YEAR ENDED
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net Income/ (Loss)	$199,780	$(222,727)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities
Depreciation	10,180	10,292
Amortization	45,002	43,112
Amortization of ROU Asset	62,143	31,572
Adjustment to Additional Paid-In-Capital for cancellation of debt	103,150	-
Changes in assets and liabilities
Accounts Receivable	(20,018)	(39,040)
Other Receivables	7,965	(30,663)
Other Receivables - Related Party	(448,167)	(49,104)
Prepaid expenses and other current assets	42,145	(79,854)
Accounts Payable	(14,847)	(2,024)
Trade Accounts Payable	24,151	(158,430)
Trade Accounts Payable - Related Party	(42,537)	138,047
Other Payables	(490,058)	376,203
Accrued and Other Liabilities	26,312	179,165
Lease Liability	(62,143)	(31,572)
Due to related party	(26,577)	41,204
Net cash (used in)/provided by operating activities	(583,519)	206,181

Cash Flows from Investing Activities
Office Equipment	(6,851)	(5,438)
Software	(7,887)	(5,378)
Net cash used in investing activities	(14,738)	(10,816)

Net (Decrease)/Increase in Cash	(598,257)	195,365

Cash at beginning of year	699,346	503,981
Cash at end of year	$101,089	$699,346

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Transactions
Right-of-use assets obtained in exchange for operating lease obligations	$31,153	$291,467

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Statements of the Changes in Stockholders’ Equity

	Year Ended December 31, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	$414,448,757	$41,445	$45,050,884	$(44,862,465)	$229,864
Net Income	-	-	-	77,113	77,113
Balance, March 31, 2024	$414,448,757	$41,445	$45,050,884	$(44,785,352)	$306,977
Adjustment for Cancellation of debt	-	-	103,150	-	103,150
Net Income	-	-	-	32,071	32,071
Balance, June 30, 2024	$414,448,757	$41,445	$45,154,034	$(44,753,281)	$442,198
Net Income	-	-	-	125,138	125,138
Balance, September 30, 2024	$414,448,757	$41,445	$45,154,034	$(44,628,143)	$567,336
Net Loss	-	-	-	(34,541)	(34,541)
Balance, December 31, 2024	$414,448,757	$41,445	$45,154,034	$(44,662,684)	$532,795

	Year Ended December 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	$414,448,757	$41,445	$45,050,884	$(44,639,738)	$452,591
Net Loss	-	-	-	(8,410)	(8,410)
Balance, March 31, 2023	$414,448,757	$41,445	$45,050,884	$(44,648,148)	$444,181
Net Loss	-	-	-	(126,266)	(126,266)
Balance, June 30, 2023	$414,448,757	$41,445	$45,050,884	$(44,774,414)	$317,915
Net Loss	-	-	-	(54,547)	(54,547)
Balance, September 30, 2023	$414,448,757	$41,445	$45,050,884	$(44,828,961)	$263,368
Net Loss	-	-	-	(33,504)	(33,504)
Balance, December 31, 2023	$414,448,757	$41,445	$45,050,884	$(44,862,465)	$229,864

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc., formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”), was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and a new team in crew management in the shipping industry. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the company whose business became a part of the business of Thenablers in 2019, the “Elvictor Greece”) that has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing & crew management. The Company’s professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. The Company aims to broaden its scope of activities, expanding to new areas, while refining the existing ones. Placing prime importance on digitalization, the Company plans on the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Company on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. Working on a technologically oriented path, the Company is flexible and open to other avenues of international business for the successful and profitable diversification of its portfolio.

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

Principles of Consolidation

The audited consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of December 31, 2024, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the year then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the audited consolidated entity. The effects of all transactions between entities in the audited consolidated entity are eliminated in full. The audited consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”). The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of audited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date the audited consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The company considers all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of a year or less, when purchased, to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

For the Year Ended December 31, 2024, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of December 31, 2024. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these audited consolidated financial statements.

Segments

The Company’s Chief Executive & Financial Officer is the Company’s Chief Operating Decision Maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on internal financial data. The Company has determined that it operates in a single reportable segment, which consists of the provision of crew management, training and software creation services and comprises the financial results of the Company. The required segment information, including significant segment expenses, is presented at Note 11.

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

Revenue from crew manning services, agency fees and recruiting fees where Elvictor acts as a principal is recognized as gross revenue. When the company is acting as an agent, revenue is recognized as net revenue in the accounting period in which the services are rendered. Such revenues are from Allotment fees, communication, training fees, and other sundry fees. For all fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period. The accounting treatment for the reporting of revenues may vary materially between whether the revenue is reported on a Principal (Gross) or an Agent (Net) basis.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2024.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s audited consolidated financial statements upon adoption.

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

Subsequent Events

The Company has analyzed the transactions subsequent to the balance sheet date to the date these consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of December 31, 2024, the Company has trade accounts receivable of $389,922, Other Receivables of $29,892 and Other Receivables from Related Parties of $867,070.

NOTE 4 – INTANGIBLE ASSETS

As of December 31, 2024, and December 31, 2023, Intangible assets consisted of the following:

	Useful life	December 31, 2024	December 31, 2023
At cost:
Software platform	5 years	$210,000	$210,000
Software programs	3 years	13,265	5,378

Less: accumulated amortization		(130,114)	(85,112)
		$93,151	$130,266

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

Additionally, the company has acquired software programs with a total cost of $13,265 as of December 31, 2024.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2025	46,244
2026	45,035
2027	1,872
$93,151

The amortization of Intangible assets is $130,114 and $85,112 as of December 31, 2024, and December 31, 2023, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the CEO and Director.

The Company has entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. However, this agreement has been terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $0 has been expensed for the related party Elvictor Crew Management Services Ltd as of December 31, 2024, for the cost of services sold, included in the Cost of Revenue- Related Party. As of December 31, 2024, the Company has other receivables - related party of $867,070 from Elvictor Crew Management Ltd Cyprus compared to $418,904 as of December 31, 2023.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the year ended December 31, 2024, the latter provided manning services to the Company of $303,174, included in the Cost of Revenue – Related Party and Net Revenue, while as of December 31, 2024, the Company had a liability of $25,474 compared to a liability of $112,801 as of December 31, 2023.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of the qualified personnel. For the Year Ended December 31, 2024, we incurred $84,581 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship Georgia Ltd as of December 31, 2024, was $126,470 included under Trade Accounts Payable – Related Party compared to an amount equal to $81,860 as of December 31, 2023.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the year ended December 31, 2024, the latter provided manning services to the Company of $15,900, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of December 31, 2024, was $0 included under Trade Accounts Payable – Related Party compared to an amount equal to $0 as of December 31, 2023.

As disclosed in Note 4 above, the company entered into an agreement with Seatrix Software Production Single Member S.A. to provided software development services. For the Year Ended December 31, 2024, the company has a balance of $5,078 due which was compared to the $0 balance as of December 31, 2023.

NOTE 6 – LEASES

On July 10, 2020, the Company entered into a rental lease agreement with the wife of Mr. Stavros Galanakis for its subsidiary, Elvictor Group Hellas Single Member S.A., in Vari, Greece. The term of the lease was from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment of 5,000€. Then on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of 3,500€.

Then on October 1, 2021, the Company entered into a second lease agreement with the wife of Mr. Stavros Galanakis for its new subsidiary, Elvictor Group Hellas Single Member S.A., in Vari, Greece. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

In January 2023, the Company renewed the office lease for its subsidiary, Elvictor Group Hellas Single Member S.A., in Vari, Greece. The Company accounted for its new lease as an operating lease under the guidance of Topic 842. The new lease is 3,500€ per month, with no annual increase during the 8-year term. The Company used an incremental borrowing rate of 4.92% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease inception the company recorded a Right of Use Asset of $291,467 and a corresponding Lease Liability of $291,467.

In October 2024, the Company renewed the office lease for its subsidiary, Ultra Ship Management, in Vari, Greece. The Company accounted for its new lease as an operating lease under the guidance of Topic 842. The new lease is 1,000€ per month, with no annual increase during the 3-year term. The Company used an incremental borrowing rate of 4.98% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease inception the company recorded a Right of Use Asset of $34,377 and a corresponding Lease Liability of $34,377.

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Ship Management	Total
	Amount		Amount
2025	43,472	12,421	55,893
2026	43,472	12,421	55,893
2027	43,472	9,315	52,788
2028	43,472	-	43,472
Thereafter	86,944	-	86,944
Total undiscounted minimum future lease payments	260,834	34,157	294,990
Less Imputed interest	(39,616)	(3,004)	(42,620)
Present value of operating lease liabilities	$221,218	$31,153	$252,371
Disclosed as:
Current portion	32,589	10,868	43,457
Non-current portion	$188,629	$20,285	$208,914

The Company recorded rent expenses of $58,385 and $58,428 for the years ended December 31, 2024, and 2023, respectively.

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $371,820 as of December 31, 2024, compared to $861,878 as of December 31, 2023.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On December 31, 2024, there were 414,448,757 common shares issued and outstanding, respectively.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On July 7, 2020, the Company entered into a Settlement Agreement and Release with the holders of the Series A Preferred Stock, Konstantinos Galanakis and Stavros Galanakis, having 46,702,857 and 33,297,143 shares each, respectively (the “Preferred Holders”), whereby the Preferred Holders agreed to cancel all shares of Series A Preferred in exchange for 95% of the common stock held as an aggregate of the holdings of the founding shareholders plus the shares to be issued to the Preferred Holders the earliest of a) the Company showing pro forma 12 month revenues in excess of $3,000,000; b) the successful raising of funds through equity or debt in excess of $10,000,000; or 9 months from the date of execution (the “Settlement Agreement”). The Settlement Agreement is further conditioned upon the execution of a non-compete agreement between the Company and the Preferred Holders preventing them from competing in crew and ship management. In conjunction therewith, on April 8, 2021, the Company issued 375,459,000 common stock shares to the holders of the Series A Preferred Stock pursuant to the July 7, 2020, Settlement Agreement, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 217,310,305 restricted common stock shares were issued to Konstantinos Galanakis, 156,271,400 restricted common stock shares were issued to Stavros Galanakis, and 1,877,295 restricted common stock shares were issued to Theofanis Anastasiadis. As a result, there were no shares of Series A Preferred Stock issued and outstanding as of December 31, 2024, and as of December 31, 2023.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, 217,310,305 shares of restricted common stock were issued to Konstantinos Galanakis, 156,271,400 shares of restricted common were issued to Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Theofanis Anastasiadis.  As a result, there are no shares of Series A Preferred Stock issued and outstanding as of December 31, 2024.

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

Issuance of Preferred Stock

On October 7, 2019, the Company entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. These agreements provide that these shares cannot be converted for one year after they were issued. The shares were automatically converted into 375,459,000 shares of Common Stock on April 8, 2021, which was 18 months after their issuance. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of December 31, 2024.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On July 10, 2020, the Company entered into a rental lease agreement with the wife of Mr. Stavros Galanakis for its subsidiary, Elvictor Group Hellas Single Member S.A., in Vari, Greece. The term of the lease was from July 10, 2020, to December 31, 2021, with a fixed monthly rental payment of 5,000€. Then on April 1, 2021, the rental lease agreement was modified with the new term beginning as of April 1, 2021, and ending on December 31, 2022, with a fixed monthly rental payment of 3,500€.

Then on October 1, 2021, the Company entered into a second lease agreement with the wife of Mr. Stavros Galanakis for its new subsidiary, Elvictor Group Hellas Single Member S.A., in Vari, Greece. The term of the lease is from October 1, 2021, to December 31, 2024, with a fixed monthly rental of 1,000€.

In January 2023, the Company renewed the office lease for its subsidiary, Elvictor Group Hellas Single Member S.A., in Vari, Greece. The Company accounted for its new lease as an operating lease under the guidance of Topic 842. The new lease is 3,500€ per month, with no annual increase during the 8-year term. The Company used an incremental borrowing rate of 4.92% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease inception the company recorded a Right of Use Asset of $291,467 and a corresponding Lease Liability of $291,467.

In October 2024, the Company renewed the office lease for its subsidiary, Ultra Ship Management, in Vari, Greece. The Company accounted for its new lease as an operating lease under the guidance of Topic 842. The new lease is 1,000€ per month, with no annual increase during the 3-year term. The Company used an incremental borrowing rate of 4.98% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease inception the company recorded a Right of Use Asset of $34,377 and a corresponding Lease Liability of $34,377.

NOTE 10 – INCOME TAXES

As of December 31, 2024, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $941,795 that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefits, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Due to changes in the Company’s ownership, the Internal Revenue Code may limit the future use of its existing net operating losses. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

During the year ended December 31, 2024, the Company has decreased the valuation allowance by $50,387 from $250,341 to $199,955. We have adopted the provision of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

Net deferred tax assets consist of the following components as of December 31, 2024 and December 31, 2023

	2024	2023

Deferred tax assets:
Bad debt Expense	$2,178	$-
NOL Carryover	$197,777	$250,341

Sub Total	$199,955	$250,341

Valuation Allowance	$(199,955)	$(250,341)
Net Deferred Tax Asset	$-	$-
	$50,387	$(40,883)

Domestic pre-tax Book Income/(loss)	$43,195	$(48,433)
Permanent Difference:
GILTI	$7,192	$7,550
Change in valuation	$(50,387)	$40,883
	$-	$-

Book Gain/(Loss)	$288,358	$(154,871)

The provision for income taxes consists of the following:

	December 31,	December 31,
	2024	2023
Current:
Federal	$8,471	$-
State	-	-
Foreign - Current	24,286	29,621
Foreign - Prior Year	11,205	2,285
Total current tax provision	$43,962	$31,906
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$43,962	$31,906

NOTE 11 – SEGMENTS

The Company operates and manages its business as one reportable and operating segment as a provider of crew management, training and software creation services. The measure of segment assets is reported on the balance sheet as total assets.

The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include professional fees, salaries, rent and other general and administrative expenses. Operating expenses include all remaining costs necessary to operate our business, which primarily include payroll costs, external professional services and other administrative expenses. The following table presents the significant segment expenses reviewed by our CODM.

	December 31,	December 31,
	2024	2023
Operating expenses
Professional fees	286,215	275,103
Professional fees - Related Party	66,017	62,444
Salaries	1,061,610	1,524,442
Rent -Related Party	58,385	58,428
Bad Debt Expense	10,370	3,113
Depreciation and Amortization	55,182	53,404
Other general and administrative costs	153,271	166,241
Total operating expenses	1,691,050	2,143,175

NOTE 12 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 2024, through the date of this filing of these audited consolidated financial statements and has determined that there are no material subsequent events to these audited consolidated financial statements.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2024, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2024. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position
Konstantinos Galanakis	45	Chief Executive Officer and Director
Stavros Galanakis	73	Chairman of the Board of Directors and Vice President
Christodoulos Tzoutzakis	54	Chief Operating Officer and Chief Technology Officer

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

Item 11. Executive Compensation

Summary Compensation Table for Fiscal Years 2024 and 2023

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Konstantinos Galanakis	2024	$144,000	$-	$-	-	-	$144,000
Chief Executive Officer	2023	$144,000	$-	$-	-	-	$144,000

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officer. Instead, these amounts reflect the aggregate grant date fair value of each stock award granted to the named executive officer during the fiscal years ended December 31, 2024 and 2023, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718. The stock-based compensation is measured at the grant date, based on the fair value of the award, which is determined by the closing price of the Company’s Common Stock traded on the OTC markets on the grant date.

Executive Employment Agreements and Arrangements

The Company did not have an employment agreement with Konstantinos Galanakis during the years ended December 31, 2024 or 2023 and no employment agreement exists as of the date hereof.

Outstanding Equity Awards as of December 31, 2024

There are no outstanding equity awards as of December 31, 2024.

Director Compensation

The table below sets forth the compensation paid to our directors other than Konstantinos Galanakis during the fiscal year ended December 31, 2024.

Director	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Stavros Galanakis	$33,000	$-	$-	$60,000	(1)

(1)	Stavros Galanakis also served as executive officer and fees paid to him also includes compensation paid as an executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2025, information regarding beneficial ownership of our Common Stock for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are currently exercisable or exercisable within sixty (60) days of April 14, 2025. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to securities currently exercisable or exercisable within sixty (60) days of April 14, 2025 are deemed to be outstanding for computing the percentage ownership of the person holding such securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Elvictor Group, Inc. Vassileos Constantinou 79, Vari, 16672, Attiki, Greece.

	Number of Shares of Common Stock Beneficially Owned (1)		% of Total Voting
	Shares	%	Power
5% or Greater Stockholders:
Executive Officers and Directors:
Konstantinos Galanakis	217,838,487	52.56%	52.56%
Stavros Galanakis	156,421,400	37.74%	37.74%
Christodoulos Tzoutzakis	109,091	*	*

All executive officers and directors as a group (three individuals)	374,368,978	90.30%	90.30%

*	Less than 1%

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

Familial Relationships

Konstantinos Galanakis, our Chief Executive Officer, is the son of Stavros Galanakis, the Chairman of the Board of Directors.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by RBSM LLP the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly report (Form 10-Q), are reported below.

Audit-Related Fees

The total fees charged by RBSM LLP in 2024 and 2023 aggregated $97,541 and $66,000 respectively, which include fees for the review of the periods ended March 31, June 30 and September 2023 and 2024 as well as fees for the review of the annual financial statements for the year ended December 31, 2023 and 2024.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2024 and 2023.

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

Elvictor Group, Inc.

Date: April 14, 2025	By:	/s/ Konstantinos Galanakis
	Name:	Konstantinos Galanakis
	Title:	Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Konstantinos Galanakis	Chief Executive Officer, Chief Financial Officer and Director	April 14, 2025
Konstantinos Galanakis	(Principal Executive and Financial Officer)

/s/ Stavros Galanakis	Vice President and Chairman	April 14, 2025
Stavros Galanakis