Form 10-Q
period 2025-03-31
Elvictor Group, Inc.
filed 2025-05-15
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 414,448,757 shares of common stock, par value $0.0001 per share, issued and outstanding.

ELVICTOR GROUP, INC.

i

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

ASSETS	March 31, 2025	December 31, 2024 Audited
Current Assets
Cash	$124,502	$101,089
Accounts Receivable	457,708	389,922
Other Receivables	39,900	29,892
Other Receivables - Related Party	844,580	867,070
Prepaid expenses and other current assets	122,832	96,337
Total Current Assets	1,589,522	1,484,310

Non-current Assets
ROU Asset - Related Party	251,729	252,371
Intangible Assets, Net	88,333	93,151
Office Equipment, net	12,383	11,029
Total Non-current Assets	352,445	356,551

Total Assets	$1,941,967	$1,840,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$29,637	$17,465
Trade Accounts Payable	232,569	176,612
Trade Accounts Payable - Related Parties	177,747	151,944
Other Payables	348,932	371,820
Lease Liability - Current - Related Parties	45,855	43,457
Accrued and Other Liabilities	234,415	274,238
Due to related party	73,913	63,616
Total Current Liabilities	1,143,068	1,099,152

Long-term Liabilities
Lease Liability - Non-Current - Related Parties	205,874	208,914
Total Long-term Liabilities	205,874	208,914

Total Liabilities	$1,348,942	$1,308,066

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 common shares issued and outstanding both at March 31, 2025 and December 31, 2024	$41,445	$41,445
Additional paid in capital	45,154,034	45,154,034
Accumulated deficit	(44,602,454)	(44,662,684)
Total Stockholders’ Equity	593,025	532,795

Total Liabilities and Stockholders’ Equity	$1,941,967	$1,840,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Operations

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Gross Revenue	$475,157	$441,326
Net Revenue	127,221	131,383
Total Revenue	602,378	572,709

Less: Cost of Revenue	144,781	110,603
Cost of Revenue - Related Party	14,440	16,460
Total Cost of Revenue	159,221	127,063

Gross Profit	443,157	445,646
Operating expenses
Professional fees	61,915	49,812
Salaries	253,035	250,619
Rent -Related Party	14,197	14,662
Depreciation and Amortization	13,977	13,848
Other general and administrative costs	57,758	44,007

Total operating expenses	400,882	372,948

Profit from operations	42,275	72,698

Foreign Currency Translation Adjustment	6,844	4,359
Other Income	20,734	56
Total other income	27,578	4,415

Net Income before income tax	$69,853	$77,113

Provision for income taxes	9,623	-

Net Income	$60,230	$77,113

Net Income Per Common Stock - basic and fully diluted	$0.00	$0.00
Weighted-average number of shares of common stock outstanding - basic and fully diluted	414,448,757	414,448,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash Flows from Operating Activities
Net Income	$60,230	$77,113
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation	2,301	2,873
Amortization	11,676	10,975
Amortization of ROU Asset	62,143	39,029
Changes in assets and liabilities
Accounts Receivable	(67,786)	(198,877)
Other Receivables	(10,007)	9,969
Other Receivables - Related Party	22,490	85,500
Prepaid expenses and other current assets	(26,496)	35,992
Accounts Payable	12,172	(3,879)
Trade Accounts Payable	55,957	87,173
Trade Accounts Payable - Related Party	25,803	(4,589)
Other Payables	(22,887)	(377,845)
Accrued and Other Liabilities	(39,824)	22,153
Lease Liability	(62,143)	(39,029)
Due to related party	10,298	(20,959)
Net cash provided by/(used in) operating activities	33,927	(274,401)

Cash Flows from Investing Activities
Office Equipment	(3,655)	(2,380)
Software	(6,859)	(2,309)
Net cash used in investing activities	(10,514)	(4,689)

Net Increase/(Decrease) in Cash	23,413	(279,090)

Cash at beginning of period	101,089	699,346
Cash at end of period	$124,502	$420,256

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Statement of the Changes in Stockholders' Equity

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	$414,448,757	$41,445	$45,154,034	$(44,662,684)	$532,795
Net Income	-	-	-	60,230	60,230
Balance, March 31, 2025	$414,448,757	$41,445	$45,154,034	$(44,602,454)	$593,025

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	$414,448,757	$41,445	$45,050,884	$(44,862,465)	$229,864
Net Income	-	-	-	77,113	77,113
Balance, March 31, 2024	$414,448,757	$41,445	$45,050,884	$(44,785,352)	$306,977

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying Unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2025, and the results of operations and cash flows for the interim periods ended March 31, 2025, and 2024, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2025. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of March 31, 2025, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the three months then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the unaudited condensed consolidated entity. The effects of all transactions between entities in the unaudited condensed consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the three months ended March 31, 2025, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of March 31, 2025. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents outstanding as of March 31, 2025.

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

Subsequent Events

The Company has analyzed the transactions from March 31, 2025, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of March 31, 2025, the Company has trade accounts receivable of $457,708, Other Receivables of $39,900, and Other Receivables from Related Parties of $844,580.

NOTE 4 – INTANGIBLE ASSETS

As of March 31, 2025, and December 31, 2024, Intangible assets consisted of the following:

	Useful life	March 31, 2025	December 31, 2024
At cost:
Software platform	5 years	$210,000	$210,000
Software Programs	3 years	20,124	13,265

Less: accumulated amortization		(141,790)	(130,114)
		$88,333	$93,151

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

Additionally, the Company has acquired software programs with an overall initial cost of $20,124 as of March 31, 2025.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2025	36,700
2026	47,490
2027	4,142
$88,333

The amortization of Intangible assets is $141,790 and $130,114 as of March 31, 2025, and December 31, 2024, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the CEO and Director.

The Company has entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. However, this agreement was terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $0 has been expensed for the related party, Elvictor Crew Management Services Ltd, as of March 31, 2025, for the cost of services sold, included in the Cost of Revenue- Related Party. As of March 31, 2025, the Company has other receivables - related party of $844,580 from Elvictor Crew Management Ltd Cyprus compared to $867,070 as of December 31, 2024.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the period ended March 31, 2025, the latter provided manning services to the Company of $43,836 included in the Cost of Revenue – Related Party and Net Revenue, while as of March 31, 2025 the Company had a liability of $26,925 compared to a liability of $25,474 as of December 31, 2024.

On September 1, 2020, the Company signed an agreement with Qualiship Georgia Ltd for the latter to provide training of the qualified personnel. For the three months ended March 31, 2025, the Company incurred $43,868 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualiship Georgia Ltd as of March 31, 2025, was $150,802 included under Trade Accounts Payable – Related Party compared to an amount equal to $126,470 as of December 31, 2024.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the period ended March 31, 2025, the latter provided manning services to the Company of $3,470, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of March 31, 2025, was $20 included under Trade Accounts Payable – Related Party compared to an amount equal to $0 as of December 31, 2024.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix Software Production Single Member S.A. to provided software development services. For the three months ended March 31, 2025, the Company has a balance of $78 due which was compared to the $5,078 balance as of December 31, 2024.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2025	33,984	9,710	43,694
2026	45,312	12,946	58,258
2027	45,312	9,710	55,022
2028	45,312		45,312
Thereafter	90,624		90,624
Total undiscounted minimum future lease payments	260,546	32,366	292,911
Less Imputed interest	(38,456)	(2,727)	(41,183)
Present value of operating lease liabilities	$222,089	$29,639	$251,729
Disclosed as:
Current portion	34,385	11,469	45,855
Non-current portion	$187,704	$18,170	$205,874

The Company recorded rent expenses of $14,197 and $14,662 for the three months ended March 31, 2025, and 2024, respectively.

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $348,932 as of March 31, 2025, compared to $371,820 as of December 31, 2024.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On March 31, 2025, there were 414,448,757 common shares issued and outstanding, respectively.

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

In October 2024, the Company renewed the office lease for its subsidiary, Ultra Ship Management, in Vari, Greece. The Company accounted for its new lease as an operating lease under the guidance of Topic 842. The new lease is 1,000€ per month, with no annual increase during the 3-year term. The Company used an incremental borrowing rate of 4.98% based on the average interest rate of corporate loans in Greece from the Bank of Greece. At the lease inception the company recorded a Right of Use Asset of $34,377 and a corresponding Lease Liability of $34,377

NOTE 10 – INCOME TAXES

As of March 31, 2025, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $851,584 that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefits, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Due to changes in the Company’s ownership, the Internal Revenue Code may limit the future use of its existing net operating losses. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

During the three months ended March 31, 2025, the Company has decreased the valuation allowance by $18,944 from $199,955 to $181,011. We have adopted the provision of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

Net deferred tax assets consist of the following components as of March 31, 2025 and December 31, 2024

	2025	2024

Deferred tax assets:
Bad debt Expense	$2,178	$2,178
NOL Carryover	$178,833	$197,777

Sub Total	$181,011	$199,955
Valuation Allowance	$(181,011)	$(199,955)
Net Deferred Tax Asset	$-	$-
	$18,944	$50,387

Domestic pre-tax Book Income	$17,182	$43,195
Permanent Difference:
GILTI	$1,763	$7,192
	$-
Change in valuation	$(18,944)	$(50,387)
	$0	$(0)
Book Gain	$102,175	$288,358

The provision for income taxes consists of the following:
	March 31,	December 31,
	2025	2024
Current:
Federal	$3,436	$8,470
State	-	-
Foreign - Current	6,186	24,286
Foreign - Prior Year		11,205
Total current tax provision	$9,623	$43,961
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision for income tax	$9,623	$43,961

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

	March 31,	March 31,
	2025	2024
Operating expenses
Professional fees	61,915	49,812
Salaries	253,035	250,619
Rent -Related Party	14,197	14,662
Depreciation and Amortization	13,977	13,848
Other general and administrative costs	57,758	44,007
Total operating expenses	400,882	372,948

NOTE 12 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2025, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

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

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

The shipping industry navigates a complex global landscape, characterized by unprecedented uncertainty in sustainability, logistics and day-to-day operations stemming from the residual effects of the COVID-19 pandemic, ongoing geopolitical instability and shifting regulatory frameworks. Although COVID-19 is no longer classified as a global pandemic, its aftereffects such as labor shortages, lingering supply chain disruptions, and altered consumer and trade behaviors still impact global logistics. Geopolitical tensions, including the continued conflict in the Ukraine, the crisis in the Red Sea, have disrupted critical shipping lanes and increased transit times and costs, particularly due to rerouting away from the Suez Canal. Additionally, trade policy uncertainty such as the recent U.S. tariffs on Chinese goods, has introduced volatility and potential slowdowns in global shipping volumes. Meanwhile, stricter environmental regulations, particularly within the European Union, are driving up compliance costs and accelerating the need for fleet modernization and investment in cleaner technologies. Shortages of qualified crew members have been exacerbated by an aging workforce exiting the maritime sector thus intensifying competition for talent. The tight labor market has shifted wage dynamics, fueling demand for higher wages and incentive-based competition which in turn is increasing vessel operating expenses. These cost pressures are further compounded by the broader impact of global inflation.. Additionally, requests for shorter contract durations and more frequent crew changes are increasing both the logistical complexity and overall costs of crew management.

To address these challenges, we have implemented short and long-term strategies including proactive scheduling and recruitment via our human resources (HR) cloud-based system and intelligent metrics designed to monitor key trends in the maritime industry. Our goal is to build a pipeline of seafarers by accelerating promotions, expanding cadetship programs, and increasing the number of cadets onboard. These cadets are on track to be promoted to junior officers in the near future, helping to develop a a new generation of officers to address the global seafarer shortage and sustain crew levels at reasonable costs. We have also developed interactive HTML5 -based communication tools that allow us to provide seafarers with timely updates, monitoring their welfare and enhance the quality of services we provide. In parallel, we regularly update our cloud-based system to improve logistics intelligence, enabling us to manage growth and recruitment volumes with greater efficiency. While we believe these initiatives will help us address many of these challenges, failure to implement them could lead to crew shortages and a significant increase in operating costs, which may have a material adverse impact on our business.

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

We generated revenues of $602,378 and $572,709 for the three-month period ended March 31, 2025, and March 31, 2024 reflecting increased revenues of $29,669. The $29,669 increase came mainly as a result of higher agency fees. We have a Net Profit of $60,230 for the three-month period ended March 31, 2025, compared to a Net Profit of $77,113 for the three-month period ended March 31, 2024.

Our goal is to further improve our profitability over future quarters through targeted cost savings initiatives and revenue enhancement measures. Consistent with our cost savings measures, on May 13, 2024, our Vice President Stavros Galanakis and our Chief Operating & Technology Officer, Christodoulos Tzoutzakis, have agreed to reduce their salaries from $5,000 per month to $2,000 per month.

Results of Operations

Revenues

For the three-month periods ended March 31, 2025, and March 31, 2024, we generated $602,378 and $572,709 in total revenue, respectively, representing an increase in total revenue of $29,669 between the two periods, or 5.2%. The $29,669 increase came mainly as a result of higher agency fees.

Cost of Revenue

For the three-month periods ended March 31, 2025, and March 31, 2024, we incurred $159,221 and $127,063, respectively, in total cost of revenue, representing an increase between the two periods of $32,157, or 25.3%. The increase in operating expenses comes mainly from higher agency fees costs.

Gross Profit

For the three-month periods ended March 31, 2025, and March 31, 2024, we generated $443,157 and $445,646 in gross profit, respectively, representing a decrease in gross profit of $2,489 between the two periods, or -0.6%.

Operating Expenses

For the three-month periods ended March 31, 2025, and March 31, 2024, we incurred $400,882 and $372,948, respectively, in total operating expenses, representing an increase in total operating expenses between the two periods of $27,934, or 7.5%. The increase in operating expenses comes from a combination of higher agency fees and other general costs.

Net Profit

For the three-month periods ended March 31, 2025, and March 31, 2024, we incurred a net profit of $60,230 and $77,137, respectively, representing a decrease in net profit of $16,883 between the two periods. This decrease in net profit is attributable to the increased operating expenses described above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital surplus during the three-month period ended March 31, 2025, of $446,454 compared to a surplus of $385,158 for the year ended December 31, 2024, which is calculated as current assets minus current liabilities.

Cash flows for the three-month periods ended March 31, 2025, and March 31, 2024

Net cash provided in operating activities was $33,927 for the three-month period ended March 31, 2025, compared to an outflow of $274,401 during the same period in 2024. This change was mainly attributable to the lower decrease of Other Payables during the first three months of 2025.

Net cash used in investing activities was $10,514, mainly deriving from the purchase of office equipment and software, and $4,689 for the three-month periods ended March 31, 2025, and March 31, 2024, respectively.

Net cash used for financing activities was $0 for three-month periods ended March 31, 2025, and March 31, 2024, respectively.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2025	33,984	9,710	43,694
2026	45,312	12,946	58,258
2027	45,312	9,710	55,022
2028	45,312		45,312
Thereafter	90,624		90,624
Total undiscounted minimum future lease payments	260,546	32,366	292,911
Less Imputed interest	(38,456)	(2,727)	(41,183)
Present value of operating lease liabilities	$222,089	$29,639	$251,729
Disclosed as:
Current portion	34,385	11,469	45,855
Non-current portion	$187,704	$18,170	$205,874

The Company recorded rent expenses of $14,197 and $14,662 for the three months ended March 31, 2025, and 2024, respectively.

Outlook

The shipping industry and especially the crew management segments will likely continue to face increasing pressures, due to residual impacts from the COVID-19 pandemic, in addition to continued geopolitical instability related to the Ukraine conflict and the Red Sea crisis, among other geopolitical tensions. According to the International Chamber of Shipping (the “ICS”), which represents approximately 80% of the worlds’ merchant fleet, Ukrainian and Russian seafarers make up 14.5% of the global shipping workforce, with 198,123 Russian seafarers and 76,442 Ukrainians.

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

To address potential challenges arising from the ongoing conflict in Ukraine, our management team is actively evaluating alternative strategies to mitigate associated risks and disruptions.

The demand for our services is closely tied to the demand for maritime shipping, which are subject to broader economic cycles including the impact of inflation. Inflationary pressures may lead to material increases in our operating costs, which we may not be able to pass on to our clients, potentially affecting our profitability. Additionally, rising costs for our clients could result in payment delays for our services and accumulation of bad debt, although we actively monitor their customer credit behavior to minimize such incidents. Additionally, a prolonged deterioration in economic conditions could also have a material adverse effect on overall demand for our services.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2025.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2025, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the period ended March 31, 2025. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

Our Company is committed to continuously assessing cybersecurity risks, including the prevention, detection, and response to unauthorized actions within our information systems that may compromise the confidentiality, integrity, or availability of our data or systems. We are using Layer 7 firewall solutions which monitor all kind of web traffic and any kind of data leaks which may occur as well as a centralized automatic antivirus/antimalware/patch system in order to make sure that all servers and clients hold the latest patches in order to avoid security breaches. The Company has developed its own internal cloud system to avoid dependence on external parties and its email server is hosted on this cloud system; therefore, the Company is not relying to third party solutions that may have a negative impact on security and reliability of data. The Company’s data are stored daily on high quality magnetic tapes to ensure recovery in case of a serious malfunction. On a monthly basis, all the tapes are being transferred to a fireproof safe location and are replaced with new tapes.

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

There were no sales of unregistered equity securities during the first quarter of 2025.

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

ELVICTOR GROUP, INC.

Dated: May 15, 2025	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive and Financial Officer (Principal Executive Officer)