Form 10-Q
period 2025-06-30
Elvictor Group, Inc.
filed 2025-08-08
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 414,448,757 shares of common stock, par value $0.0001 per share, issued and outstanding.

ELVICTOR GROUP, INC.

i

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

ASSETS	June 30, 2025	December 31, 2024 Audited
Current Assets
Cash	$104,868	$101,089
Accounts Receivable	545,357	389,922
Other Receivables	36,607	29,892
Other Receivables - Related Party	12,281	-
Prepaid expenses and other current assets	71,919	96,337
Total Current Assets	771,032	617,240

Non-current Assets
ROU Asset - Related Party	256,652	252,371
Intangible Assets, Net	78,153	93,151
Office Equipment, net	10,559	11,029
Other Receivables - Related Party	776,282	867,070
Total Non-current Assets	1,121,646	1,223,621

Total Assets	$1,892,678	$1,840,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$17,530	$17,465
Trade Accounts Payable	303,196	176,612
Trade Accounts Payable - Related Parties	170,443	151,944
Other Payables	336,515	371,820
Lease Liability - Current - Related Parties	49,550	43,457
Accrued and Other Liabilities	224,630	274,238
Due to related party	77,988	63,616
Total Current Liabilities	1,179,852	1,099,152

Long-term Liabilities
Lease Liability - Non-Current - Related Parties	207,101	208,914
Total Long-term Liabilities	207,101	208,914

Total Liabilities	$1,386,953	$1,308,066

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 common shares issued and outstanding both at June 30, 2025 and December 31, 2024	$41,445	$41,445
Additional paid-in capital	45,154,034	45,154,034
Accumulated deficit	(44,689,754)	(44,662,684)
Total Stockholders’ Equity	505,725	532,795

Total Liabilities and Stockholders’ Equity	$1,892,678	$1,840,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Gross Revenue	$474,046	$454,129	$949,203	$895,455
Net Revenue	141,658	120,005	268,879	251,388
Total Revenue	615,704	574,134	1,218,082	1,146,843

Less: Cost of Revenue	147,419	110,289	292,199	220,892
Cost of Revenue - Related Party	13,090	18,480	27,530	34,940
Total Cost of Revenue	160,509	128,769	319,729	255,832

Gross Profit	455,195	445,365	898,353	891,011
Operating expenses
Professional fees	68,977	83,620	130,892	133,433
Professional fees - Related Party	45,924	-	45,924	-
Salaries	325,798	265,114	578,833	515,733
Rent -Related Party	15,306	14,534	29,503	29,196
Depreciation and Amortization	14,739	13,804	28,715	27,651
Other general and administrative costs	43,347	39,361	101,105	83,368

Total operating expenses	514,091	416,433	914,972	789,381

Profit/(Loss) from operations	(58,896)	28,932	(16,619)	101,630

Foreign Currency Translation Adjustment	(29,637)	4,197	(22,793)	8,556
Other Income	1,099	6,743	21,833	6,799
Total other income (expense)	(28,538)	10,940	(960)	15,355

Net Income/(Loss) before income tax	$(87,434)	$39,872	$(17,579)	$116,985

Provision for income taxes (benefit)	(131)	7,801	9,491	7,801

Net Income/(Loss)	$(87,303)	$32,071	$(27,070)	$109,184

Net Income/(Loss) Per Common Stock
- basic and fully diluted	$(0.00)	$0.00	$(0.00)	$0.00
Weighted-average number of shares of common stock outstanding

- basic and fully diluted	414,448,757	414,448,757	414,448,757	414,448,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash Flows from Operating Activities
Net Income/ (Loss)	$(27,070)	$109,184
Adjustments to reconcile net income/ (loss) to net cash provided by/(used in) operating activities
Depreciation	4,664	5,563
Amortization	24,051	22,088
Amortization of ROU Asset	23,413	39,029
Adjustment to Additional Paid-In-Capital for cancellation of debt		103,150
Changes in assets and liabilities
Accounts Receivable	(155,436)	(98,930)
Other Receivables	(6,715)	(419,528)
Other Receivables - Related Party	78,508	(97,000)
Prepaid expenses and other current assets	24,417	75,212
Accounts Payable	65	(17,159)
Trade Accounts Payable	126,584	81,727
Trade Accounts Payable - Related Party	18,499	(48,909)
Other Payables	(35,305)	(142,236)
Accrued and Other Liabilities	(49,608)	14,820
Lease Liability	(23,413)	(39,029)
Due to related party	14,372	(84,286)
Net cash provided by/(used in) operating activities	$17,026	$(496,303)

Cash Flows from Investing Activities
Office Equipment	(4,194)	(4,754)
Software	(9,053)	(3,896)
Net cash used in investing activities	$(13,247)	$(8,651)

Net Increase/(Decrease) in Cash	3,779	(504,954)

Cash at beginning of period	101,089	699,346
Cash at end of period	$104,868	$194,392

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Transactions
Right-of-use assets obtained in exchange for operating lease obligations	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Statements of the Changes in Stockholders’ Equity

	Six Months Period Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	$414,448,757	$41,445	$45,154,034	$(44,662,684)	$532,795
Net Profit	-	-	-	60,233	60,233
Balance, March 31, 2025	$414,448,757	$41,445	$45,154,034	$(44,602,451)	$593,028
Net Loss	-	-	-	(87,303)	(87,303)
Balance, June 30, 2025	$414,448,757	$41,445	$45,154,034	$(44,689,754)	$505,725

	Six Months Period Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	$414,448,757	$41,445	$45,050,884	$(44,862,465)	$229,864
Net Profit	-	-	-	77,113	77,113
Balance, March 31, 2024	$414,448,757	$41,445	$45,050,884	$(44,785,352)	$306,977
Adjustment for Cancellation of debt	-	-	103,150	-	103,150
Net Profit	-	-	-	32,071	32,071
Balance, June 30, 2024	$414,448,757	$41,445	$45,154,034	$(44,753,281)	$442,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc., formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”), was incorporated in the State of Nevada on November 3, 2017. In 2019, the Company adopted the Elvictor name, and a new management team assumed the Company’s operations. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the company whose business became a part of the business of Thenablers in 2019, the “Elvictor Greece”) that has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing & crew management. The Company is focused on expanding its services while enhancing its core offerings. A key part of its strategy is the use of digital technologies including Artificial Intelligence, and cloud systems—to optimize operations and deliver value to clients. The Company aims for both horizontal and vertical growth within the shipping sector and remains open to further international expansion and diversification opportunities.

On December 13, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name from “Thenablers, Inc.” to “Elvictor Group, Inc.” (the “Name Change”), to better reflect its new business interests. On February 25, 2020, FINRA approved the Name Change and the Company’s new stock symbol “ELVG”.

As of July 10, 2020, the Company founded Elvictor Group Hellas Single Member S.A., a subsidiary in Vari, Greece, to assist the management in facilitating the Company’s operations. Additionally, the Company purchased Ultra Ship Management, a Marshall Islands company that is licensed to provide ship management services, and established their own subsidiary in Vari, Greece.

In January 2022, the Company established its fully owned subsidiary, ELVG Crew Management Ltd, incorporated in Cyprus, to facilitate its crew management operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying Unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2025, and the results of operations and cash flows for the interim periods ended June 30, 2025, and 2024, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2025. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of June 30, 2025, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the three months then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the unaudited condensed consolidated entity. The effects of all transactions between entities in the unaudited condensed consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the six months ended June 30, 2025, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of June 30, 2025. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. There is no interest charged on past due accounts.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents outstanding as of June 30, 2025.

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

Subsequent Events

The Company has analyzed the transactions from June 30, 2025, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of June 30, 2025, the Company has trade accounts receivable of $545,357, Other Receivables of $36,607, and Other Receivables from Related Parties of $788,563.

NOTE 4 – INTANGIBLE ASSETS

As of June 30, 2025, and December 31, 2024, Intangible assets consisted of the following:

	Useful life	June 30, 2025	December 31, 2024
At cost:
Software platform	5 years	$210,000	$210,000
Software Programs	3 years	22,318	13,265

Less: accumulated amortization		(154,165)	(130,114)
		$78,153	$93,151

On November 15, 2021, the Company entered into a subscription agreement with Seatrix Software Production Single Member S.A, a related party company, to issue 7,000,000 restricted common shares for the purchase of license software, equal to the aggregate of $210,000 at the stated value of $0.03 per share.

Under the November 15, 2021 agreement Seatrix grants the Company an exclusive and non-transferable license to use their artificial intelligence software managing shipping crews. The term of this agreement began on January 1, 2022.

The value of each common share was stated at $0.03, the FMV that the shares were trading as of January 3, 2022. The total value of $210,000 was amortized over its useful life of 5 years and the amortization began on January 1, 2022. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

Additionally, the Company has acquired software programs with a total cost of $22,318 as of June 30, 2025.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2025	25,230
2026	48,729
2027	4,873
$78,832

The amortization of Intangible assets is $154,165 and $130,114 as of June 30, 2025, and December 31, 2024, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the Company’s CEO and Director.

The Company entered into an agreement in October 2020 with related party, Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. The agreement was terminated in the first quarter of 2022; a new agreement was signed in April 2025 for the provision of accounting and back-office services as well as general HR advisory and crewing support services. A total amount of $45,924 has been expensed for the related party, Elvictor Crew Management Services Ltd, as of June 30, 2025, for the professional fees provided, included in the Professional fees- Related Party account. As of June 30, 2025, the Company has other receivables - related party of $788,563 from Elvictor Crew Management Ltd Cyprus compared to $867,070 as of December 31, 2024.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the period ended June 30, 2025, the latter provided manning services to the Company of $82,243 included in the Cost of Revenue – Related Party and Net Revenue, while as of June 30, 2025 the Company had a liability of $27,817 compared to a liability of $25,474 as of December 31, 2024.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of the qualified personnel. For the six months ended June 30, 2025, we incurred $82,751, in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship Georgia Ltd as of June 30, 2025, was $142,625, included under Trade Accounts Payable – Related Party compared to an amount equal to $126,470 as of December 31, 2024.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the period ended June 30, 2025, the latter provided manning services to the Company of $6,460, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of June 30, 2025, was $840, included under Trade Accounts Payable – Related Party compared to an amount equal to $0 as of December 31, 2024.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix Software Production Single Member S.A. to provided software development services. For the six months ended June 30, 2025, the Company has a balance of $12,281, due which was compared to the $5,078 balance as of December 31, 2024.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2025	24,187	6,911	31,098
2026	48,374	13,821	62,196
2027	48,374	10,366	58,740
2028	48,374		48,374
Thereafter	96,749		96,749
Total undiscounted minimum future lease payments	266,060	31,098	297,157
Less Imputed interest	(38,027)	(2,479)	(40,506)
Present value of operating lease liabilities	$228,032	$28,619	$256,651
Disclosed as:
Current portion	37,155	12,395	49,550
Non-current portion	$190,878	$16,224	$207,101

The Company recorded rent expenses of $29,503, and $29,196, for the six months ended June 30, 2025, and 2024, respectively.

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In this capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $336,515, as of June 30, 2025, compared to $371,820 as of December 31,2024.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On June 30, 2025, there were 414,448,757 common shares issued and outstanding, respectively.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On July 7, 2020, the Company entered into a Settlement Agreement and Release with the holders of the Series A Preferred Stock, Konstantinos Galanakis and Stavros Galanakis, having 46,702,857 and 33,297,143 shares each, respectively (the “Preferred Holders”), whereby the Preferred Holders agreed to cancel all shares of Series A Preferred in exchange for 95% of the common stock held as an aggregate of the holdings of the founding shareholders plus the shares to be issued to the Preferred Holders the earliest of a) the Company showing pro forma 12 month revenues in excess of $3,000,000; b) the successful raising of funds through equity or debt in excess of $10,000,000; or 9 months from the date of execution (the “Settlement Agreement”). The Settlement Agreement is further conditioned upon the execution of a non-compete agreement between the Company and the Preferred Holders preventing them from competing in crew and ship management. In conjunction therewith, on April 8, 2021, the Company issued 375,459,000 common stock shares to the holders of the Series A Preferred Stock pursuant to the July 7, 2020, Settlement Agreement, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 217,310,305 restricted common stock shares were issued to Konstantinos Galanakis, 156,271,400 restricted common stock shares were issued to Stavros Galanakis, and 1,877,295 restricted common stock shares were issued to Theofanis Anastasiadis. As a result, there were no shares of Series A Preferred Stock issued and outstanding as of June 30, 2025, and as of December 31, 2024.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, 217,310,305 shares of restricted common stock were issued to Konstantinos Galanakis, 156,271,400 shares of restricted common were issued to Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Theofanis Anastasiadis.  As a result, there are no shares of Series A Preferred Stock issued and outstanding as of June 30, 2025.

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

Issuance of Preferred Stock

On October 7, 2019, the Company entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. These agreements provide that these shares cannot be converted for one year after they were issued. The shares were automatically converted into 375,459,000 shares of Common Stock on April 8, 2021, which was 18 months after their issuance. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of June 30, 2025.

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

As of June 30, 2025, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $880,913 that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefits, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Due to changes in the Company’s ownership, the Internal Revenue Code may limit the future use of its existing net operating losses. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company has decreased the valuation allowance by $25,700 from $212,870 to $187,170 as of June 30, 2025 in comparison to June 30, 2024. We have adopted the provision of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

Net deferred tax assets consist of the following components as of June 30, 2025 and June 30, 2024

	2025	2024

Deferred tax assets:
Bad debt Expense	$2,178	$-
NOL Carryover	$184,992	$212,870

Sub Total	$187,170	$212,870

Valuation Allowance	$(187,170)	$(212,870)
Net Deferred Tax Asset	$-	$-

The provision for income taxes consists of the following:

	June 30,	June 30,
	2025	2024
Current:
Federal	$2,557	$-
State	-	-
Foreign - Current	4,498	7,801
Foreign - Prior Year		-
Total current tax provision	$7,055	$7,801
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$7,055	$7,801

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

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Operating expenses
Professional fees	$68,977	$83,620	$130,892	$133,433
Professional fees - Related Party	45,924	-	45,924	-
Salaries	325,798	265,114	578,833	515,733
Rent -Related Party	15,306	14,534	29,503	29,196
Bad Debt Expense	-	-	-	-
Depreciation and Amortization	14,739	13,804	28,715	27,651
Other general and administrative costs	43,347	39,361	101,105	83,368
Total operating expenses	$514,091	$416,433	$914,972	$789,381

NOTE 12 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2025, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

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

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

The shipping industry navigates a complex global landscape, characterized by unprecedented uncertainty in sustainability, logistics and day-to-day operations stemming from the residual effects of the COVID-19 pandemic, ongoing geopolitical instability and shifting regulatory frameworks. Although COVID-19 is no longer classified as a global pandemic, its aftereffects such as labor shortages, lingering supply chain disruptions, and altered consumer and trade behaviors still impact global logistics. Geopolitical tensions, including the continued conflict in Ukraine, the crisis in the Red Sea, have disrupted critical shipping lanes and increased transit times and costs, particularly due to rerouting away from the Suez Canal. Additionally, trade policy uncertainty such as the recent U.S. tariffs on Chinese goods, has introduced volatility and potential slowdowns in global shipping volumes. Meanwhile, stricter environmental regulations, particularly within the European Union, are driving up compliance costs and accelerating the need for fleet modernization and investment in cleaner technologies. Shortages of qualified crew members have been exacerbated by an aging workforce exiting the maritime sector thus intensifying competition for talent. The tight labor market has shifted wage dynamics, fueling demand for higher wages and incentive-based competition which in turn is increasing vessel operating expenses. These cost pressures are further compounded by the broader impact of global inflation. Additionally, requests for shorter contract durations and more frequent crew changes are increasing both the logistical complexity and overall costs of crew management.

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

We generated revenues of $1,218,082 for the six-month period ended June 30, 2025, compared to $1,146,843 for the six-month period ended June 30, 2024, reflecting an increase of $71,239 (6.2%), primarily due to higher agency fees. Our net loss for the six-month period ended June 30, 2025, was $17,407, compared to a net profit of $109,184 for the same period in 2024.

Our goal is to return to positive profitability over future quarters through targeted cost savings initiatives and revenue enhancement measures.

Results of Operations

Revenues

For the six-month periods ended June 30, 2025, and June 30, 2024, we generated $1,218,082 and $1,146,843 in total revenue, respectively, representing an increase of $71,239 (6.2%), mainly from higher agency fees.

For the three-month periods ended June 30, 2025, and June 30, 2024, we generated $615,704 and $574,134, respectively, representing an increase of $41,570 (7.2%), also driven by higher agency fees.

Cost of Revenue

For the six-month periods, total cost of revenue was $319,729 (2025) versus $255,832 (2024), an increase of $63,897 (25.0%) due to higher agency fees costs.

For the three-month periods, total cost of revenue was $160,509 (2025) versus $128,769 (2024), an increase of $31,740 (24.6%) for the same reason.

Gross Profit

For the six-month periods, gross profit was $898,353 (2025) compared to $891,011 (2024), an increase of $7,342 (0.8%).

For the three-month periods, gross profit was $455,195 (2025) compared to $445,365 (2024), an increase of $9,830 (2.2%).

Operating Expenses

For the six-month periods, operating expenses totaled $914,971 (2025) versus $789,381 (2024), up $125,590 (15.9%), primarily due to higher salaries, related-party professional fees, and general costs.

For the three-month periods, operating expenses totaled $514,091 (2025) versus $416,433 (2024), up $97,658 (23.4%), reflecting the same cost drivers.

Net Loss

For the six-month periods, we reported a net loss of $27,070 (2025) compared to a net profit of $109,184 (2024), a decrease of $136,254.

For the three-month periods, we reported a net loss of $87,303 (2025) compared to a net profit of $32,071 (2024), a decrease of $119,373, mainly due to increased operating expenses.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity reflects our ability to generate sufficient cash to fund our operations and obligations. We had a working capital deficit of $408,819 as of June 30, 2025, compared to $481,913 as of December 31, 2024, which is calculated as current assets minus current liabilities.

Cash flows for the three-month periods ended March 31, 2025, and March 31, 2024

Net cash provided by operating activities was $17,026 for the six-month period ended June 30, 2025 versus a net cash outflow of $496,303 for the six-month period ended June 30, 2024, mainly due to improved working capital management.

Net cash used in investing activities was $13,247 for the six-month period ended June 30, 2025 versus $8,651 for the six month period ended June 30, 2024, primarily related to purchases of office equipment and software.

Net cash used for financing activities was $0 for both periods.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2025	24,187	6,911	31,098
2026	48,374	13,821	62,196
2027	48,374	10,366	58,740
2028	48,374		48,374
Thereafter	96,749		96,749
Total undiscounted minimum future lease payments	266,060	31,098	297,157
Less Imputed interest	(38,027)	(2,479)	(40,506)
Present value of operating lease liabilities	$228,032	$28,619	$256,651
Disclosed as:
Current portion	37,155	12,395	49,550
Non-current portion	$190,878	$16,224	$207,101

The Company recorded rent expenses of $29,503, and $29,196, for the six months ended June 30, 2025, and 2024, respectively.

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

To address industry-wide challenges, we have adopted both short- and long-term strategies focused on crew recruitment, retention, and operational efficiency. Our cloud-based HR system uses predictive analytics to support proactive crew scheduling and recruitment, helping us anticipate labor shortages and wage pressures. We are expanding our cadetship programs, accelerating promotions, and increasing onboard cadet numbers to build a strong pipeline of future officers and maintain staffing levels at sustainable cost. To enhance seafarer engagement and service quality, we have introduced interactive HTML5-based communication tools that enable real-time updates and welfare monitoring. In parallel, we continuously improve our logistics intelligence platform to manage growth and recruitment volumes with greater precision.

These initiatives are designed to mitigate the risks of crew shortages and rising operating costs. However, failure to execute them effectively could materially impact our operations.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2025.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2025, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the period ended June 30, 2025. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the first semester of 2025.

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

ELVICTOR GROUP, INC.

Dated: August 8, 2025	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive and Financial Officer (Principal Executive Officer)