Form 10-Q
period 2025-09-30
Elvictor Group, Inc.
filed 2025-11-14
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 414,448,757 shares of common stock, par value $0.0001 per share, issued and outstanding.

ELVICTOR GROUP, INC.

i

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

ASSETS	September 30, 2025	December 31, 2024 Audited
Current Assets
Cash	$246,275	$101,089
Accounts Receivable	566,698	389,922
Other Receivables	34,811	29,892
Other Receivables - Related Party	19,320	-
Prepaid expenses and other current assets	72,012	96,337
Total Current Assets	939,116	617,240

Non-current Assets
ROU Asset - Related Party	249,106	252,371
Intangible Assets, Net	66,550	93,151
Office Equipment, net	9,305	11,029
Other Receivables - Related Party	685,072	867,070
Total Non-current Assets	1,010,033	1,223,621

Total Assets	$1,949,149	$1,840,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$25,846	$17,465
Trade Accounts Payable	265,607	176,612
Trade Accounts Payable - Related Parties	182,801	151,944
Other Payables	436,603	371,820
Lease Liability - Current - Related Parties	51,078	43,457
Accrued and Other Liabilities	192,837	274,238
Due to related party	83,148	63,616
Total Current Liabilities	1,237,919	1,099,152

Long-term Liabilities
Lease Liability - Non-Current - Related Parties	198,028	208,914
Total Long-term Liabilities	198,028	208,914

Total Liabilities	1,435,947	1,308,066

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 414,448,757 common shares issued and outstanding both at September 30, 2025 and December 31, 2024	41,445	41,445
Additional paid-in capital	45,154,034	45,154,034
Accumulated deficit	(44,682,277)	(44,662,684)
Total Stockholders’ Equity	513,201	532,795

Total Liabilities and Stockholders’ Equity	$1,949,149	$1,840,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Operations

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Gross Revenue	$482,099	$492,280	$1,431,302	$1,387,735
Net Revenue	163,806	152,943	432,685	404,331
Total Revenue	645,905	645,223	1,863,987	1,792,066

Less: Cost of Revenue	144,523	128,477	436,723	349,369
Cost of Revenue - Related Party	11,840	16,950	39,370	51,890
Total Cost of Revenue	156,363	145,427	476,093	401,259

Gross Profit	489,542	499,795	1,387,894	1,390,807
Operating expenses
Professional fees	53,791	46,007	184,683	179,439
Professional fees - Related Party	51,969	-	97,893	-
Salaries	316,976	253,595	895,809	769,328
Rent -Related Party	15,784	14,781	45,287	43,977
Depreciation and Amortization	14,733	13,892	43,449	41,543
Other general and administrative costs	31,537	28,483	132,643	111,852

Total operating expenses	484,790	356,758	1,399,762	1,146,139

Profit/(Loss) from operations	4,752	143,037	(11,868)	244,668

Foreign Currency Translation Adjustment	(1,366)	(4,872)	(24,159)	3,684
Other Income	1,146	(1,823)	22,979	4,976
Total other income (expense)	(220)	(6,695)	(1,180)	8,660

Net Income/(Loss) before income tax	$4,532	$136,343	$(13,048)	$253,328

Provision for income taxes (benefit)	(2,945)	11,205	6,546	19,006

Net Income/(Loss)	$7,476	$125,138	$(19,594)	$234,322

Net Income/(Loss) Per Common Stock
- basic and fully diluted	$0.00	$0.00	$(0.00)	$(0.00)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	414,448,757	414,448,757	414,448,757	414,448,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash Flows from Operating Activities
Net Income/ (Loss)	$(19,594)	$234,322
Adjustments to reconcile net income/ (loss) to net cash used in operating activities
Depreciation	6,768	8,046
Amortization	36,680	33,497
Amortization of ROU Asset	24,403	56,947
Adjustment to Additional Paid-In-Capital for cancellation of debt	-	103,150
Changes in assets and liabilities
Accounts Receivable	(176,777)	(128,858)
Other Receivables	(4,919)	8,124
Other Receivables - Related Party	162,679	(376,169)
Prepaid expenses and other current assets	24,325	106,541
Accounts Payable	8,380	(14,455)
Trade Accounts Payable	88,995	48,438
Trade Accounts Payable - Related Party	30,857	(53,813)
Other Payables	64,784	(513,635)
Accrued and Other Liabilities	(81,401)	(2,142)
Lease Liability	(24,403)	(56,947)
Due to related party	19,532	(35,987)
Net cash provided by (used in) operating activities	160,309	(582,940)

Cash Flows from Investing Activities
Office Equipment	(5,044)	(5,318)
Software	(10,079)	(5,148)
Net cash used in investing activities	(15,123)	(10,466)

Net Increase (Decrease) in Cash	145,186	(593,406)

Cash at beginning of period	101,089	699,346
Cash at end of period	$246,275	$105,940

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Transactions
Right-of-use assets obtained in exchange for operating lease obligations	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Statement of the Changes in Stockholders’ Equity

	Nine Months Period Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	$414,448,757	$41,445	$45,154,034	$(44,662,684)	$532,795
Net Loss	-	-	-	60,233	60,233
Balance, March 31, 2025	$414,448,757	$41,445	$45,154,034	$(44,602,451)	$593,028
Net Loss	-	-	-	(87,303)	(87,303)
Balance, June 30, 2025	$414,448,757	$41,445	$45,154,034	$(44,689,754)	$505,725
Net Loss	-	-	-	7,476	7,476
Balance, September 30, 2025	$414,448,757	$41,445	$45,154,034	$(44,682,278)	$513,201

	Nine Months Period Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	$414,448,757	$41,445	$45,050,884	$(44,862,465)	$229,864
Net Loss	-	-	-	77,113	77,113
Balance, March 31, 2024	$414,448,757	$41,445	$45,050,884	$(44,785,352)	$306,977
Adjustment for Cancellation of debt	-	-	103,150	-	103,150
Net Loss	-	-	-	32,071	32,071
Balance, June 30, 2024	$414,448,757	$41,445	$45,154,034	$(44,753,281)	$442,198
Net Loss	-	-	-	125,138	125,138
Balance, September 30, 2024	$414,448,757	$41,445	$45,154,034	$(44,628,143)	$567,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc., formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”), was incorporated in the State of Nevada on November 3, 2017. In 2019, the Company adopted the Elvictor name, and a new management team assumed the Company’s operations. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the company whose business became a part of the business of Thenablers in 2019, the “Elvictor Greece”) that has been active across various value-adding activities of the shipping sector, such as ship management, technical management, crewing & crew management. The Company is focused on expanding its services while enhancing its core offerings. A key part of its strategy is the use of digital technologies—including Artificial Intelligence, and cloud systems—to optimize operations and deliver value to clients. The Company aims for both horizontal and vertical growth within the shipping sector and remains open to further international expansion and diversification opportunities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying Unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September30, 2025, and the results of operations and cash flows for the interim periods ended September 30, 2025, and 2024, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2025. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of September 30, 2025, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the three months then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the unaudited condensed consolidated entity. The effects of all transactions between entities in the unaudited condensed consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the nine months ended September 30, 2025, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of September 30, 2025. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. There is no interest charged on past due accounts.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents outstanding as of September 30, 2025.

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

Subsequent Events

The Company has analyzed the transactions from September 30, 2025, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of September 30, 2025, the Company has trade accounts receivable of $566,698, Other Receivables of $34,811, and Other Receivables from Related Parties of $685,072.

NOTE 4 – INTANGIBLE ASSETS

As of September 30, 2025, and December 31, 2024, Intangible assets consisted of the following:

	Useful life	September 30, 2025	December 31, 2024
At cost:
Software platform	5 years	$210,000	$210,000
Software Programs	3 years	23,345	13,265

Less: accumulated amortization		(166,795)	(130,114)
		$66,550	$93,151

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

Additionally, the Company has acquired software programs with a total cost of $23,345 as of September 30, 2025.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2025	12,693
2026	49,048
2027	5,194
$66,936

The amortization of Intangible assets is $166,795 and $130,114 as of September 30, 2025, and December 31, 2024, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the Company’s CEO and Director.

The Company entered into an agreement in October 2020 with related party, Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. The agreement was terminated in the first quarter of 2022; a new agreement was signed in April 2025 for the provision of accounting and back-office services as well as general HR advisory and crewing support services. A total amount of $45,924 has been expensed for the related party, Elvictor Crew Management Services Ltd, as of September 30, 2025, for the professional fees provided, included in the Professional fees- Related Party account. As of September 30, 2025, the Company has other receivables - related party of $685,072 from Elvictor Crew Management Ltd Cyprus compared to $867,070 as of December 31, 2024.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the period ended September 30, 2025, the latter provided manning services to the Company of $117,446 included in the Cost of Revenue – Related Party and Net Revenue, while as of September 30, 2025 the Company had a liability of $23,784 compared to a liability of $25,474 as of December 31, 2024.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of the qualified personnel. For the nine months ended September 30, 2025, we incurred $111,063, in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship Georgia Ltd as of September 30, 2025, was $159,017, included under Trade Accounts Payable – Related Party compared to an amount equal to $126,470 as of December 31, 2024.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the period ended September 30, 2025, the latter provided manning services to the Company of $9,070, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of September 30, 2025, was $0, included under Trade Accounts Payable – Related Party compared to an amount equal to $0 as of December 31, 2024.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix Software Production Single Member S.A. to provided software development services. For the nine months ended September 30, 2025, the Company has a due from balance of $19,320, due which was compared to the $0 balance as of December 31, 2024.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2025	12,318	3,519	15,838
2026	49,273	14,078	63,351
2027	49,273	10,558	59,831
2028	49,273		49,273
Thereafter	98,546		98,546
Total undiscounted minimum future lease payments	258,684	28,156	286,840
Less Imputed interest	(35,649)	(2,085)	(37,734)
Present value of operating lease liabilities	$223,035	$26,071	$249,106
Disclosed as:
Current portion	38,299	12,779	51,078
Non-current portion	$184,736	$13,292	$198,028

The Company recorded rent expenses of $45,287, and $43,977, for the nine months ended September 30, 2025, and 2024, respectively.

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In this capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $436,603, as of September 30, 2025, compared to $371,820 as of December 31, 2024.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On September30, 2025, there were 414,448,757 common shares issued and outstanding, respectively.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On July 7, 2020, the Company entered into a Settlement Agreement and Release with the holders of the Series A Preferred Stock, Konstantinos Galanakis and Stavros Galanakis, having 46,702,857 and 33,297,143 shares each, respectively (the “Preferred Holders”), whereby the Preferred Holders agreed to cancel all shares of Series A Preferred in exchange for 95% of the common stock held as an aggregate of the holdings of the founding shareholders plus the shares to be issued to the Preferred Holders the earliest of a) the Company showing pro forma 12 month revenues in excess of $3,000,000; b) the successful raising of funds through equity or debt in excess of $10,000,000; or 9 months from the date of execution (the “Settlement Agreement”). The Settlement Agreement is further conditioned upon the execution of a non-compete agreement between the Company and the Preferred Holders preventing them from competing in crew and ship management. In conjunction therewith, on April 8, 2021, the Company issued 375,459,000 common stock shares to the holders of the Series A Preferred Stock pursuant to the July 7, 2020, Settlement Agreement, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 217,310,305 restricted common stock shares were issued to Konstantinos Galanakis, 156,271,400 restricted common stock shares were issued to Stavros Galanakis, and 1,877,295 restricted common stock shares were issued to Theofanis Anastasiadis. As a result, there were no shares of Series A Preferred Stock issued and outstanding as of September 30, 2025, and as of December 31, 2024.

On February 5, 2021, the Company issued 3,668,419 shares of common stock for convertible notes payable of $405,725.

On April 8, 2021, the Company issued 375,459,000 shares of common stock to the holders of the Series A Preferred Stock pursuant to the Settlement Agreement, dated July 7, 2020. Specifically, 217,310,305 shares of restricted common stock were issued to Konstantinos Galanakis, 156,271,400 shares of restricted common were issued to Stavros Galanakis, and 1,877,295 shares of restricted common were issued to Theofanis Anastasiadis.  As a result, there are no shares of Series A Preferred Stock issued and outstanding as of September 30, 2025.

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

Issuance of Preferred Stock

On October 7, 2019, the Company entered into four separate “Series A Convertible Preferred Stock Purchase Agreements” for 80,000,000 shares of a newly designated Series A Preferred Stock, in exchange for an aggregate purchase price of $30,000.00 pursuant to Regulation S of the Securities Act of 1933, as amended. These agreements provide that these shares cannot be converted for one year after they were issued. The shares were automatically converted into 375,459,000 shares of Common Stock on April 8, 2021, which was 18 months after their issuance. As a result, there are no shares of Series A Preferred Stock issued and outstanding as of September 30, 2025.

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

As of September 30, 2025, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $880,913 that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefits, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Due to changes in the Company’s ownership, the Internal Revenue Code may limit the future use of its existing net operating losses. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company has decreased the valuation allowance by $25,700 from $212,870 to $187,170 as of September 30, 2025 in comparison to September 30, 2024. We have adopted the provision of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

Net deferred tax assets consist of the following components as of September 30, 2025 and September 30, 2024

	2025	2024

Deferred tax assets:
Bad debt Expense	$2,178	$-
NOL Carryover	$184,992	$212,870

Sub Total	$187,170	$212,870

Valuation Allowance	$(187,170)	$(212,870)
Net Deferred Tax Asset	$-	$-

The provision for income taxes consists of the following:

	September 30,	September 30,
	2025	2024
Current:
Federal	$2,557	$-
State	-	-
Foreign - Current	4,498	7,801
Foreign - Prior Year		-
Total current tax provision	$7,055	$7,801
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$7,055	$7,801

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

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Operating expenses
Professional fees	$53,791	$46,007	$184,683	$179,439
Professional fees - Related Party	51,969	-	97,893	-
Salaries	316,976	253,595	895,809	769,328
Rent -Related Party	15,784	14,781	45,287	43,977
Bad Debt Expense	0	-	0	0
Depreciation and Amortization	14,733	13,892	43,449	41,543
Other general and administrative costs	31,537	28,483	132,643	111,852

Total operating expenses	$484,790	$356,758	$1,399,762	$1,146,139

NOTE 12 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2025, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

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

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

The shipping industry navigates a complex global landscape, characterized by unprecedented uncertainty in sustainability, logistics and day-to-day operations stemming from the residual and possible future effects of the COVID-19 pandemic, ongoing geopolitical instability and shifting regulatory frameworks. Although COVID-19 is no longer classified as a global pandemic, its aftereffects such as labor shortages, lingering supply chain disruptions, and altered consumer and trade behaviors still impact global logistics. Geopolitical tensions, including the continued conflict in Ukraine, the crisis in the Red Sea, have disrupted critical shipping lanes and increased transit times and costs, particularly due to rerouting away from the Suez Canal. Additionally, trade policy uncertainty such as the recent U.S. tariffs on Chinese goods, has introduced volatility and potential slowdowns in global shipping volumes. Meanwhile, stricter environmental regulations, particularly within the European Union, are driving up compliance costs and accelerating the need for fleet modernization and investment in cleaner technologies. Shortages of qualified crew members have been exacerbated by an aging workforce exiting the maritime sector thus intensifying competition for talent. The tight labor market has shifted wage dynamics, fueling demand for higher wages and incentive-based competition which in turn is increasing vessel operating expenses. These cost pressures are further compounded by the broader impact of global inflation. Additionally, requests for shorter contract durations and more frequent crew changes are increasing both the logistical complexity and overall costs of crew management.

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

We generated revenues of $1,863,987 for the nine-month period ended September 30, 2025, compared to $1,792,066 for the nine-month period ended September 30, 2024, reflecting an increase of $71,921 (4.0%), primarily due to higher agency fees. Our net loss for the nine-month period ended September 30, 2025, was $19,594, compared to a net profit of $234,322 for the same period in 2024.

Our goal is to return to positive profitability over future quarters through targeted cost savings initiatives and revenue enhancement measures.

Results of Operations

Revenues

For the nine-month periods ended September 30, 2025, and September 30, 2024, we generated $1,863,987 and $1,792,066 in total revenue, respectively, representing an increase of $71,921 (4.0%), mainly from higher agency fees.

For the three-month periods ended September 30, 2025, and September 30, 2024, we generated $645,905 and $645,224, respectively, representing a marginal increase of $682 (0.1%).

Cost of Revenue

For the nine-month periods, total cost of revenue was $476,093 (2025) versus $401,259 (2024), an increase of $74,834 (18.6%) due to higher agency fees costs.

For the three-month periods, total cost of revenue was $156,363 (2025) versus $145,427 (2024), an increase of $10,936 (7.5%) for the same reason.

Gross Profit

For the nine-month periods, gross profit was $1,387,894 (2025) compared to $1,390,807 (2024), a marginal decrease of $2,912 (-0.2%).

For the three-month periods, gross profit was $489,542 (2025) compared to $499,796 (2024), a decrease of $10,254 (-2.1%).

Operating Expenses

For the nine-month periods, operating expenses totaled $1,399,762 (2025) versus $1,146,139 (2024), up $253,623 (22.1%), primarily due to higher salaries, related-party professional fees, and general costs.

For the three-month periods, operating expenses totaled $484,790 (2025) versus $356,758 (2024), up $128,032 (35.9%), reflecting the same cost drivers.

Net Loss

For the nine-month periods, we reported a net loss of $19,594 (2025) compared to a net profit of $234,322 (2024), a decrease of $253,917 due to the higher increase in cost of revenue and operating expenses compared to the period’s revenue.

For the three-month periods, we reported a net profit of $7,477 (2025) compared to a net profit of $125,138 (2024), a decrease of $117,661, mainly due to increased operating expenses due to the higher increase in cost of revenue and operating expenses compared to the period’s revenue.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity reflects our ability to generate sufficient cash to fund our operations and obligations. We had a working capital deficit of $298,803 as of September 30, 2025, compared to $481,913 as of December 31, 2024, which is calculated as current assets minus current liabilities.

Cash flows for the nine-month periods ended September 31, 2025, and September 31, 2024

Net cash provided by operating activities was $160,309 for the nine-month period ended September 30, 2025 versus a net cash outflow of $582,940 for the nine-month period ended September 30, 2024, mainly due to improved working capital management.

Net cash used in investing activities was $15,123 for the nine-month period ended September 30, 2025 versus $10,466 for the nine-month period ended September 30, 2024, primarily related to purchases of office equipment and software.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2025	12,318	3,519	15,838
2026	49,273	14,078	63,351
2027	49,273	10,558	59,831
2028	49,273		49,273
Thereafter	98,546		98,546
Total undiscounted minimum future lease payments	258,684	28,156	286,840
Less Imputed interest	(35,649)	(2,085)	(37,734)
Present value of operating lease liabilities	$223,035	$26,071	$249,106
Disclosed as:
Current portion	38,299	12,779	51,078
Non-current portion	$184,736	$13,292	$198,028

The Company recorded rent expenses of $45,287, and $43,977, for the nine months ended September 30, 2025, and 2024, respectively.

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

The demand for our services is closely tied to the demand for maritime shipping, which are subject to broader economic cycles including the impact of inflation. Inflationary pressures may lead to material increases in our operating costs, which we may not be able to pass on to our clients, potentially affecting our profitability and/or leading to losses. Additionally, rising costs for our clients could result in payment delays for our services and accumulation of bad debt, although we actively monitor their customer credit behavior to minimize such incidents. Additionally, a prolonged deterioration in economic conditions could also have a material adverse effect on overall demand for our services.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2025.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2025, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2025. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the three quarters of 2025.

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

ELVICTOR GROUP, INC.

Dated: November 14, 2025	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive and Financial Officer (Principal Executive Officer)