Form 10-K
period 2025-12-31
Elvictor Group, Inc.
filed 2026-04-06
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Company’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2025, as reported on the OTC Markets on that date, was $8,479,622.

The number of shares of the registrant’s common stock, $0.0001 per share, outstanding as of April 6, 2026 was 828,914, further to a 1-for-500 Reverse Stock Split which became effective for trading purposes on the OTC Markets at the opening of business on March 17, 2026.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any such forward-looking statements that are not statements of current or historical facts. It is not possible to predict or identify all factors, future events or circumstances that may have an impact on the Company’s operations, financial condition, business, prospects, growth strategy and liquidity. Consequently, the following should not be considered to be a complete discussion of all potential factors, risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	significant geopolitical risks, similar to the Red Sea crisis, potentially escalating operational and security challenges, impacting shipping routes and insurance costs in the region;

●	effect of rising inflation materially affecting our business due to increases in seafarer salaries and to our customers;

●	our ability to compete effectively within our industry since many of our competitors have significantly greater financial, operational, marketing and geographic presence resources than we do;

●	fluctuations in global economic conditions may significantly reduce the demand for our services and adversely impact our business and results of operations;

●	changing regulatory, economic, political and governmental conditions may materially impact industries and markets in which the Company currently operates;

●	the effect of fluctuations of oil and natural gas prices, which may negatively impact the economic conditions of our clients and consequently our business and results of operations;

●	impact of the war in the Ukraine and Iran or civil unrests on crewing and the global shipping industry, including the inability to attract or retain qualified seafarers and our ability to continue effectively serving our clients due to the resulting shortage of qualified seafarers;

●	the impact of the conflict involving Iran, the United States, and Israel, which has disrupted maritime traffic through the Strait of Hormuz and the Persian Gulf, contributed to sharp increases in energy prices and war risk insurance premiums, and resulted in direct threats to commercial vessels and seafarers operating in the region; the conflict has also prompted the Houthis to resume attacks on commercial shipping in the Red Sea and Gulf of Aden, further compounding operational risks and rerouting costs for vessels serving our clients;

●	whether the reliability and capacity of our technology systems positively or negatively affects our ability to effectively manage our business and deliver services to our customers;

●	increasing threat of AI-driven cyberattacks and data breaches in the maritime industry that may affect our or our clients’ operations;

●	reliance on our technology and cybersecurity procedures to effectively collect, protect and store sensitive and confidential information, including our proprietary business, customer, employee, and business partner information; and

●	increased regulatory cost of compliance, including US, European, and other countries data privacy regulations enacted.

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

ii

PART I

Elvictor Group, Inc. is referred to herein as “we,” “us,” “our,” “the Company,” “Elvictor,” or “our business”. Services and other matters pertaining to our subsidiaries are referred to collectively referred to herein under the same abbreviations “we”, “us”, and “our”.

Item 1. Business

Overview

We were incorporated in Nevada on November 3, 2017 under the name of Thenablers, Inc. (“Thenablers”). We initially operated as an international business development organization with a focus on design and execution of market strategies for our clients. In October 2019, Konstantinos Galanakis, our Chief Executive Officer, Stavros Galanakis, our Vice President/Chairman of the Board, Christodoulos Tzoutzakis, our Chief Operating/ Technology Officer, and Theodoros Chouliaras, our then Chief Financial Officer were appointed as our directors, at which time all of our then directors resigned (Panagiotis Lazaretos, Sotirios Foutsis, and Theofylaktos Petros Oikonomou). Our change in management was adopted to promote, operate and expand our new business with management specific knowledge of crew management services to vessels around the world. In connection with these management changes, Thenablers issued Konstantinos Galanakis, Stavros Galanakis, Aikaterini Galanaki and Theodoros Chouliaras an aggregate of 80,000,000 shares of newly designated “Series A Convertible Preferred Stock” (the “80,000,000 Shares) in exchange for an aggregate purchase price of $30,000; additionally, Thenablers transferred all of Elvictor Crew Management Ltd.’s business to us , including all existing crew management contracts, the transfer of which began in the fourth quarter of 2020 and concluded at the end of 2021. On July 7, 2020, the Company entered into a Settlement Agreement and Release with the holders of the Series A Preferred Stock, Konstantinos Galanakis and Stavros Galanakis, having 46,702,857 and 33,297,143 shares each, respectively (the “Preferred Holders”), whereby the Preferred Holders agreed to cancel all shares of Series A Preferred in exchange for 95% of the common stock held as an aggregate of the holdings of the founding shareholders plus the shares to be issued to the Preferred Holders the earliest of a) the Company showing pro forma 12 month revenues in excess of $3,000,000; b) the successful raising of funds through equity or debt in excess of $10,000,000; or 9 months from the date of execution (the “Settlement Agreement”). The Settlement Agreement is further conditioned upon the execution of a non-compete agreement between the Company and the Preferred Holders preventing them from competing in crew and ship management. In conjunction therewith, on April 8, 2021, the Company issued 750,918 common stock shares to the holders of the Series A Preferred Stock pursuant to the July 7, 2020, Settlement Agreement, and further to the conversion of those preferred stock shares to common stock shares. Specifically, 434,621 restricted common stock shares were issued to Konstantinos Galanakis, 312,543 restricted common stock shares were issued to Stavros Galanakis, and 3,755 restricted common stock shares were issued to Theofanis Anastasiadis.

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

On January 30, 2026, our Board of Directors and Majority Stockholder approved a 1-for-500 reverse stock split of our authorized, issued, and outstanding common stock, par value $0.0001 per share (the “Common Stock”). To effectuate the Reverse Stock Split, we filed a Certificate of Change with the Secretary of State of the State of Nevada. Pursuant to Nevada Revised Statutes Section 78.209, the Reverse Stock Split did not require a change to the Company’s authorized share capital, which remains at 700,000,000 Common Stock Shares. On March 16, 2026, the Financial Industry Regulatory Authority (“FINRA”) published the Reverse Stock Split on its Daily List. The Reverse Stock Split became effective for trading purposes on the OTC Markets at the opening of business on March 17, 2026.

Our Current Business

We currently manage over 2,000 seafarers of five different nationalities who are aboard bulk carriers and tankers. We are able to provide a full complement of crew, covering both ratings and officers, as well as specialized seafarers such as cooks, electricians, fitters, and other technical specialists. Through our recruitment, training, and performance-management systems, we seek to supply ship owners with qualified, safety-certified personnel capable of meeting the operational, technical, and regulatory requirements of modern maritime transportation.

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

Employees and Consultants

As of December 31, 2025, we had 25 full time employees, not including our Chief Executive Officer and our Chairman of the Board of Directors.

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

Item 2. Properties

Our principal business and corporate address is Vassileos Constantinou 79, Vari, 16672, Attiki, Greece, which is being provided to the Company through a lease agreement with Aikaterini Galanaki, our Chairman’s, Stavros Galanakis’ wife, at a monthly cost of €3,500).  The specific lease has been renewed for a period starting from January 1, 2023, to December 31, 2030. We consider our office space adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the Pink Open Market under the symbol “ELVG.” The following table sets forth the quarterly high and low daily close for our Common Stock for the two years ended December 31, 2025, and 2024. The bids reflect interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a limited market for our Common Stock.

	Price Range
	High	Low
Year ended December 31, 2024
First Quarter	$20.00	$0.65
Second Quarter	$13.80	$4.40
Third Quarter	$13.90	$7.00
Fourth Quarter	$16.45	$2.85
Year ended December 31, 2025
First Quarter	$14.00	$4.35
Second Quarter	$12.45	$5.00
Third Quarter	$10.00	$5.55
Fourth Quarter	$11.40	$5.95

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

Holders

As of December 31, 2025, we had 828,914 outstanding shares of Common Stock and 87 shareholders of record.

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

Repurchases of Equity Securities

We did not repurchase any equity securities during the year ended December 31, 2025.

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

We currently manage over 2,000 seafarers of ten different nationalities who are aboard seven different ship types.

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

Results of Operations

Revenues and Cost of Revenues

For the years ended December 31, 2025, and December 31, 2024, we generated $2,427,968 and $2,421,308 in revenues, respectively, representing an increase in revenue of $6,660, or 0.3%, which is mainly attributable to an increase in fees such as agency and allotment fees.

For the years ended December 31, 2025, and December 31, 2024, we incurred $622,745 and $552,739 in costs of revenues, respectively, representing an increase in cost of revenues of $70,006, or 12.7%, which is primarily attributable to the increased revenue of the Company along with increased costs due to inflationary pressures.

Operating Expenses

For the years ended December 31, 2025, and December 31, 2024, we incurred $2,014,960 and $1,691,050 in operating expenses, respectively, representing an increase in operating expenses between the two years of $323,910, or 19.1%. The increase in operating expenses in 2025 is mainly due to the increase in salaries and higher professional fees. For the year ended December 31, 2025, salaries totaled $1,256,420, as compared to $1,061,610 for the year ended December 31, 2024, an increase of $194,810, or 18.4%.

Net Income (Loss)

For the years ended December 31, 2025, and December 31, 2024, we recorded a net loss of $175,719 and net income of $199,780, respectively, representing a deterioration in net income of $375,499 between the two years. This negative shift is primarily due to increased operating expenses, in particular higher salaries and professional fees, which outpaced the modest growth in revenues.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit during the year ended December 31, 2025, of $512,958 compared to a deficit of $481,912 for the year ended December 31, 2024, which is calculated as current assets minus current liabilities.

Cash flows for the year ended December 31, 2024

Net cash provided by operating activities was $418,351 for the year ended December 31, 2025, compared to net cash used in operating activities of $583,519 during the year ended December 31, 2024.

Net cash used in investing activities was $28,466, for the purchase of office equipment and software, compared to $14,738 for the year ended December 31, 2024.

Net cash provided by financing activities was Nil for the years ended December 31, 2025, and December 31, 2024.

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

Contractual Obligations

As of January 1, 2026, our obligations and commitments to make future payments under a lease agreement that the Company pays on behalf of its subsidiaries, Elvictor Group Hellas and Ultra Shipmanagement, is $237,093 with $51,752 payable for the year of 2026, and $185,341 payable during the following years until 2030.

Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial operating losses for the year ended December 31, 2025 and, as discussed in the Report of Independent Registered Public Accounting Firm, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued.

In response to these conditions, management has developed and is actively executing a plan intended to alleviate substantial doubt. The principal elements of management’s plan are as follows:

(i)	Revenue Growth: During the first quarter of 2026, the Company executed nine new crew management contracts with a reputable shipping client, with billing commencing in Q1 2026. These contracts are expected to represent a material improvement to the Company’s revenue base. Management continues to actively pursue additional contracts with creditworthy counterparties that are expected to further strengthen the Company’s revenue trajectory during the twelve-month assessment period.

(ii)	Cost Rationalization: The Company is implementing an operational enhancement program leveraging artificial intelligence tools, expected to result in a meaningful reduction in operating costs beginning in the second half of 2026.

(iii)	Balance Sheet and Liquidity Position: As of the date of issuance of these financial statements, the Company carries no debt obligations. Management believes this debt-free capital structure materially reduces the risk of a near-term liquidity shortfall.

(iv)	Additional Capital: Management is actively pursuing additional capital through equity and other financing arrangements. The proceeds of any such capital raise are intended to diversify the Company’s revenue base, through the expansion into new geographical markets and broadening of the Company’s portfolio of services, enhance working capital, and further reduce the risk of liquidity shortfall during the twelve-month period following the issuance of these financial statements.

While management believes the foregoing plans are reasonable and achievable, there can be no assurance that these plans will be successfully executed or that the Company will generate sufficient revenues or obtain sufficient capital to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The impact of the conflict involving Iran, the United States, and Israel, which has disrupted maritime traffic through the Strait of Hormuz and the Persian Gulf, contributed to sharp increases in energy prices and war risk insurance premiums, and resulted in direct threats to commercial vessels and seafarers operating in the region; the conflict has also prompted the Houthis to resume attacks on commercial shipping in the Red Sea and Gulf of Aden, further compounding operational risks and rerouting costs for vessels serving our clients. Our management monitors closely the situation and is ready to proceed to all required actions in order to safeguard our operations and revenue.

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

805 Third Avenue
New York, NY 10022

www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Elvictor Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elvictor Group, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, consolidated statements cash flows, and statements of the changes in stockholders’ equity, for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses and will require additional capital to continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

April 6, 2026

PCAOB ID: 587

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

ELVICTOR GROUP, INC

Consolidated Balance Sheets

	As of December 31, 2025	As of December 31, 2024
ASSETS
Current Assets
Cash	$490,974	$101,089
Accounts Receivable	411,158	389,922
Other Receivables	19,478	29,892
Other Receivables - Related Party	-	-
Prepaid expenses and other current assets	57,557	96,337
Total Current Assets	979,167	617,240

Non-current Assets
ROU Asset - Related Party	237,093	252,371
Intangible Assets, Net	60,925	93,151
Office Equipment, net	13,502	11,029
Other Receivables - Related Party	743,853	867,070
Total Non-current Assets	1,055,373	1,223,621

Total Assets	$2,034,540	$1,840,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$40,000	$17,465
Trade Accounts Payable	209,126	176,612
Trade Accounts Payable - Related Parties	176,407	151,944
Other Payables	707,331	371,820
Lease Liability - Current - Related Parties	51,752	43,457
Accrued and Other Liabilities	203,164	274,238
Due to related party	104,346	63,616
Total Current Liabilities	1,492,125	1,099,152

Long-term Liabilities
Lease Liability - Non-Current - Related Parties	185,341	208,914
Total Long-term Liabilities	185,341	208,914

Total Liabilities	1,677,466	1,308,066

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 828,914 common shares issued and outstanding both at December 31, 2025 and December 31, 2024	83	83
Additional paid-in capital	45,195,396	45,195,396
Accumulated deficit	(44,838,405)	(44,662,684)
Total Stockholders’ Equity	357,074	532,795

Total Liabilities and Stockholders’ Equity	$2,034,540	$1,840,861

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Consolidated Statements of Operations

	YEAR ENDED	YEAR ENDED
	December 31, 2025	December 31, 2024

Gross Revenue	$1,871,292	$1,844,387
Net Revenue	556,676	576,921
Total Revenue	2,427,968	2,421,308

Less: Cost of Revenue	570,915	485,739
Cost of Revenue - Related Party	51,830	67,000
Total Cost of Revenue	622,745	552,739

Gross Profit	1,805,223	1,868,569
Operating expenses
Professional fees	270,133	286,215
Professional fees - Related Party	200,963	66,017
Salaries	1,256,420	1,061,610
Rent -Related Party	61,004	58,385
Bad Debt Expense	-	10,370
Depreciation and Amortization	58,218	55,182
Other general and administrative costs	168,223	153,271

Total operating expenses	2,014,960	1,691,050

Profit/(Loss) from operations	(209,737)	177,519

Foreign Currency Translation Adjustment	(25,745)	5,914
Other Income	74,860	60,309
Total other income (expense)	49,115	66,223

Net Income/(Loss) before income tax	$(160,622)	$243,742

Provision for income taxes	15,097	43,962

Net Income/(Loss)	$(175,719)	$199,780

Net Income/(Loss) Per Common Stock
- basic and fully diluted	$(0.21)	$0.24

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	828,914	828,914

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Consolidated Statements of Cash Flows

	YEAR ENDED	YEAR ENDED
	December 31, 2025	December 31, 2024

Cash Flows from Operating Activities
Net Income/ (Loss)	$(175,719)	$199,780
Adjustments to reconcile net income/ (loss) to net cash provided by/(used in) operating activities
Depreciation	8,721	10,180
Amortization	49,497	45,002
Amortization of ROU Asset	15,278	62,143
Adjustment to Additional Paid-In-Capital for cancellation of debt		103,150
Changes in assets and liabilities
Accounts Receivable	(21,236)	(20,018)
Other Receivables	10,414	7,965
Other Receivables - Related Party	123,218	(448,167)
Prepaid expenses and other current assets	38,780	42,145
Accounts Payable	22,535	(14,847)
Trade Accounts Payable	32,514	24,151
Trade Accounts Payable - Related Party	24,463	(42,537)
Other Payables	335,511	(490,058)
Accrued and Other Liabilities	(71,074)	26,312
Lease Liability	(15,278)	(62,143)
Due to related party	40,726	(26,577)
Net cash provided by/(used in) operating activities	418,351	(583,519)
Cash Flows from Investing Activities
Office Equipment	(11,194)	(6,851)
Software	(17,272)	(7,887)
Net cash used in investing activities	(28,466)	(14,738)

Net Increase (Decrease) in Cash	389,885	(598,257)

Cash at beginning of year	101,089	699,346
Cash at end of year	$490,974	$101,089

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Transactions
Right-of-use assets obtained in exchange for operating lease obligations	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Statements of the Changes in Stockholders’ Equity

	Year Ended December 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	828,914	$83	$45,195,396	$(44,662,684)	$532,795
Net Income	-	-	-	60,233	60,233
Balance, March 31, 2025	828,914	$83	$45,195,396	$(44,602,451)	$593,028
Net Loss	-	-	-	(87,303)	(87,303)
Balance, June 30, 2025	828,914	$83	$45,195,396	$(44,689,754)	$505,725
Net Income	-	-	-	8,585	8,585
Balance, September 30, 2025	828,914	$83	$45,195,396	$(44,681,169)	$514,310
Net Loss	-	-	-	(157,235)	(157,235)
Balance, December 31, 2025	828,914	$83	$45,195,396	$(44,838,405)	$357,074

	Year Ended December 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	828,914	$83	$45,092,246	$(44,862,465)	$229,864
Net Income	-	-	-	77,113	77,113
Balance, March 31, 2024	828,914	$83	$45,092,246	$(44,785,352)	$306,977
Adjustment for Cancellation of debt	-	-	103,150	-	103,150
Net Income	-	-	-	32,071	32,071
Balance, June 30, 2024	828,914	$83	$45,195,396	$(44,753,281)	$442,198
Net Income	-	-	-	125,138	125,138
Balance, September 30, 2024	828,914	$83	$45,195,396	$(44,628,143)	$567,336
Net Loss	-	-	-	(34,541)	(34,541)
Balance, December 31, 2024	828,914	$83	$45,195,396	$(44,662,684)	$532,795

The accompanying notes are an integral part of these consolidated financial statements.

ELVICTOR GROUP, INC

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS, ORGANIZATION AND GOING CONCERN

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

On January 30, 2026, the Company completed a 1-for-500 reverse stock split of its issued and outstanding common stock.

The total number of authorized shares of common stock was not adjusted as a result of the Reverse Stock Split. Accordingly, the authorized share count remained at 700,000,000 shares of common stock, $0.001 par value per share.

All share and per share data presented in these consolidated financial statements and accompanying notes, including earnings per share and weighted-average shares outstanding, have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, in accordance with ASC 260-10-55-12.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial operating losses for the year ended December 31, 2025 and, as discussed in the Report of Independent Registered Public Accounting Firm, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued.

In response to these conditions, management has developed and is actively executing a plan intended to alleviate substantial doubt. The principal elements of management’s plan are as follows:

(i)	Revenue Growth: During the first quarter of 2026, the Company executed nine new crew management contracts with a reputable shipping client, with billing commencing in Q1 2026. These contracts are expected to represent a material improvement to the Company’s revenue base. Management continues to actively pursue additional contracts with creditworthy counterparties that are expected to further strengthen the Company’s revenue trajectory during the twelve-month assessment period.

(ii)	Cost Rationalization: The Company is implementing an operational enhancement program leveraging artificial intelligence tools, expected to result in a meaningful reduction in operating costs beginning in the second half of 2026.

(iii)	Balance Sheet and Liquidity Position: As of the date of issuance of these financial statements, the Company carries no debt obligations. Management believes this debt-free capital structure materially reduces the risk of a near-term liquidity shortfall.

(iv)	Additional Capital: Management is actively pursuing additional capital through equity and other financing arrangements. The proceeds of any such capital raise are intended to diversify the Company’s revenue base, through the expansion into new geographical markets and broadening of the Company’s portfolio of services, enhance working capital, and further reduce the risk of liquidity shortfall during the twelve-month period following the issuance of these financial statements.

While management believes the foregoing plans are reasonable and achievable, there can be no assurance that these plans will be successfully executed or that the Company will generate sufficient revenues or obtain sufficient capital to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The audited consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of December 31, 2025 and 2024, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the year then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the audited consolidated entity. The effects of all transactions between entities in the audited consolidated entity are eliminated in full. The audited consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the Year Ended December 31, 2025, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of December 31, 2025. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Basic Income/(Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2025 and 2024.

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

As of December 31, 2025, the Company has trade accounts receivable of $411,158, Other Receivables of $19,478, and Other Receivables from Related Parties of $743,853.

NOTE 4 – INTANGIBLE ASSETS

As of December 31, 2025, and December 31, 2024, Intangible assets consisted of the following:

	Useful life	December 31, 2025	December 31, 2024
At cost:
Software platform	5 years	$210,000	$210,000
Software Programs	3 years	30,537	13,265

Less: accumulated amortization		(179,612)	(130,114)
		$60,925	$93,151

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

Additionally, the Company has acquired software programs with a total cost of $30,537 as of December 31, 2025.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2026	51,455
2027	7,592
2028	1,878
$60,925

The accumulated amortization of Intangible assets is $179,612 and $130,114 as of December 31, 2025, and December 31, 2024, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the Company’s CEO and Director.

The Company entered into an agreement in October 2020 with related party, Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. The agreement was terminated in the first quarter of 2022; a new agreement was signed in April 2025 for the provision of accounting and back-office services as well as general HR advisory and crewing support services. A total amount of $45,924 has been expensed for the related party, Elvictor Crew Management Services Ltd, as of December 31, 2025, for the professional fees provided, included in the Professional fees- Related Party account. As of December 31, 2025, the Company has other receivables - related party of $743,853 from Elvictor Crew Management Ltd Cyprus compared to $867,070 as of December 31, 2024.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the period ended December 31, 2025, the latter provided manning services to the Company of $151,539 included in the Cost of Revenue – Related Party and Net Revenue, while as of December 31, 2025 the Company had a liability of $11,845 compared to a liability of $25,474 as of December 31, 2024.

On September 1, 2020, the Company signed an agreement with Qualship Georgia Ltd for the latter to provide training of the qualified personnel. For the year ended December 31, 2025, we incurred $143,780, in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualship Georgia Ltd as of December 31, 2025, was $164,562, included under Trade Accounts Payable – Related Party compared to an amount equal to $126,470 as of December 31, 2024.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the period ended December 31, 2025, the latter provided manning services to the Company of $13,110, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of December 31, 2025, was $0, included under Trade Accounts Payable – Related Party compared to an amount equal to $0 as of December 31, 2024.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix Software Production Single Member S.A. to provided software development services. For the year ended December 31, 2025, the Company has a due from balance due of $0, compared to the $5,078 balance as of December 31, 2024.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2026	$49,336	$14,096	$63,432
2027	49,336	10,572	59,908
2028	49,336		49,336
2029	49,336
Thereafter	49,336		49,336
Total undiscounted minimum future lease payments	246,680	24,668	271,348
Less Imputed interest	(32,608)	(1,647)	(34,255)
Present value of operating lease liabilities	$214,072	$23,021	$237,093
Disclosed as:
Current portion	38,803	12,949	51,752
Non-current portion	$175,270	$10,071	$185,341

The Company recorded rent expenses of $61,004 and $58,385, for the year ended December 31, 2025, and 2024, respectively.

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In this capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $707,331, as of December 31, 2025, compared to $371,820 as of December 31, 2024.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has 700,000,000 ($0.0001 par value) authorized shares of common stock. On December 31, 2025, there were 828,914 common shares issued and outstanding, respectively.

There are no shares of Preferred Stock issued and outstanding as of December 31, 2025.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2025, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $1,050,912 that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefits, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Due to changes in the Company’s ownership, the Internal Revenue Code may limit the future use of its existing net operating losses. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company has increased the valuation allowance by $20,737 from $199,955 to $220,692 as of December 31, 2025 in comparison to December 31, 2024. We have adopted the provision of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

Net deferred tax assets consist of the following components as of December 31, 2025 and 2024

	2025	2024

Deferred tax assets:
Bad debt Expense	$-	$2,178
NOL Carryover	$220,692	$197,777

Sub Total	$220,692	$199,955

Valuation Allowance	$(220,692)	$(199,955)
Net Deferred Tax Asset	$-	$-

The provision for income taxes consists of the following:

	December 31,	December 31,
	2025	2024
Current:
Federal	$-	$8,471
State	-	-
Foreign - Current	20,519	24,286
Foreign - Prior Year	(5,421)	11,205
Total current tax provision	$15,097	$43,962
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision (benefit) for income tax	$15,097	$43,962

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

Operating expenses	YEAR ENDED December 31, 2025	YEAR ENDED December 31, 2024
Professional fees	$270,133	$286,215
Professional fees - Related Party	200,963	66,017
Salaries	1,256,420	1,061,610
Rent -Related Party	61,004	58,385
Bad Debt Expense	-	10,370
Depreciation and Amortization	58,218	55,182
Other general and administrative costs	168,223	153,271

Total operating expenses	$2,014,960	$1,691,050

NOTE 12 – SUBSEQUENT EVENT

On January 30, 2026, our Board of Directors and Majority Stockholder approved a 1-for-500 reverse stock split of our authorized, issued, and outstanding common stock, par value $0.0001 per share (the “Common Stock”). To effectuate the Reverse Stock Split, we filed a Certificate of Change with the Secretary of State of the State of Nevada. Pursuant to Nevada Revised Statutes Section 78.209, the Reverse Stock Split did not require a change to the Company’s authorized share capital, which remains at 700,000,000 Common Stock Shares. On March 16, 2026, the Financial Industry Regulatory Authority (“FINRA”) published the Reverse Stock Split on its Daily List. The Reverse Stock Split became effective for trading purposes on the OTC Markets at the opening of business on March 17, 2026.

The Company has analyzed its operations subsequent to December 31, 2025, through the date of this filing of these audited condensed consolidated financial statements and has determined that there are no other material subsequent events to these audited condensed consolidated financial statements.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2025, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2025. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position
Konstantinos Galanakis	46	Chief Executive Officer and Director
Stavros Galanakis	74	Chairman of the Board of Directors and Vice President
Christodoulos Tzoutzakis	55	Chief Operating Officer and Chief Technology Officer

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

Konstantinos Galanakis – Chief Executive Officer and Director

Konstantinos Galanakis has been the Chief Executive Officer and Director of Elvictor Group, Inc. since November 2019. Following a thorough training in various U.S. and British Universities and organizations with a dedicated focus and personal interest in Business Administration, Mergers and Acquisitions, Quality, and continuous innovation he joined Elvictor Greece in 2001. He is well known for being an early adopter of digitalization in the shipping industry. His focus is on proactiveness and developing new practices, always focusing on Best Practice compliance bringing disruption to his field. Konstantinos Galanakis started his training in the business by embarking onboard ships, visiting and living in countries where Elvictor had branch offices, going through every department, gaining knowledge, and blueprinting all operations of each unit separately. He had attended dry docks and special surveys of the ships owned by the family. He was eager to get the expertise of various vertical and horizontal shipping businesses to approach the service from a superior state. This detailed knowledge worked on orchestrating the smooth inter-functional coordination of Elvictor’s diverse value chain activities and building the robust cloud system that Elvictor possesses today. He took part in various shipping forums as a guest speaker and specialized speaker in crew management and manning, making him widely recognized as one of the pioneers and multitasking personalities in shipping. He is fully committed to promoting the agenda of quality, ethics, and onboard safety ships. He is a holder of a bachelor’s degree in business administration from Richmond University, the American University in London, and Masters in Shipping from London Metropolitan University.

Christodoulos Tzoutzakis – Chief Operating Officer and Chief Technology Officer

Christodoulos Tzoutzakis is the Chief Operating Officer (COO) and Chief Technical Officer (CTO) of Elvictor Group. He has 24 years of experience in the maritime sector. From 1996 to 2001, he worked as a Software Developer in Oceanmaris Management, who possessed a fleet of 18 multipurpose vessels. From 2001 to 2013, he worked as a Senior Software Developer and IT Manager for DND Management shipping company, who possessed a fleet of 12 dry cargo vessels. He joined our management in 2002, and in his current role he focuses on digital transformation of the procedures of a company, while refining procedures that aim to lower human error and provide customer satisfaction. His involvement with a variety of projects has given him a wide knowledge base of the maritime industry, which makes him very versatile when producing solutions on how to deal with the challenges found at the intersection of the maritime sector and the human resources sector. Christodoulos Tzoutzakis has a bachelor’s degree in computer science and a master’s degree in information management and Analytics from Coventry University.

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

Item 11. Executive Compensation

Summary Compensation Table for Fiscal Years 2025 and 2024

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Konstantinos Galanakis	2025	$144,000	$-	$-	-	-	$144,000
Chief Executive Officer	2024	$144,000	$-	$-	-	-	$144,000

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officer. Instead, these amounts reflect the aggregate grant date fair value of each stock award granted to the named executive officer during the fiscal years ended December 31, 2025 and 2024, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718. The stock-based compensation is measured at the grant date, based on the fair value of the award, which is determined by the closing price of the Company’s Common Stock traded on the OTC markets on the grant date.

Executive Employment Agreements and Arrangements

The Company did not have an employment agreement with Konstantinos Galanakis during the years ended December 31, 2025 or 2024 and no employment agreement exists as of the date hereof.

Outstanding Equity Awards as of December 31, 2025

There are no outstanding equity awards as of December 31, 2025.

Director Compensation

The table below sets forth the compensation paid to our directors other than Konstantinos Galanakis during the fiscal year ended December 31, 2025.

Director	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Stavros Galanakis	$24,000	$-	$-	$24,000	(1)

(1)	Stavros Galanakis also served as executive officer and fees paid to him also includes compensation paid as an executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 6, 2026, information regarding beneficial ownership of our Common Stock for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are currently exercisable or exercisable within sixty (60) days of April 6, 2026. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to securities currently exercisable or exercisable within sixty (60) days of April 6, 2026 are deemed to be outstanding for computing the percentage ownership of the person holding such securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Elvictor Group, Inc. Vassileos Constantinou 79, Vari, 16672, Attiki, Greece.

	Number of Shares of Common Stock Beneficially Owned (1)		% of Total Voting
	Shares	%	Power
5% or Greater Stockholders:
Executive Officers and Directors:
Konstantinos Galanakis	435,678	52.56%	52.56%
Stavros Galanakis	312,843	37.74%	37.74%
Christodoulos Tzoutzakis	219	*	*

All executive officers and directors as a group (three individuals)	748,740	90.33%	90.33%

*	Less than 1%

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

Audit-Related Fees

The total fees charged by RBSM LLP in 2025 and 2024 aggregated $73,174 and $97,541 respectively, which include fees for the review of the periods ended March 31, June 30 and September 2024 and 2025 as well as fees for the review of the annual financial statements for the year ended December 31, 2024 and 2025.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2025 and 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

Our financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those financial statements, are hereby filed as part of this report beginning on page F-1.

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

Elvictor Group, Inc.

Date: April 6, 2026	By:	/s/ Konstantinos Galanakis
	Name:	Konstantinos Galanakis
	Title:	Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Konstantinos Galanakis	Chief Executive Officer, Chief Financial Officer and Director	April 6, 2026
Konstantinos Galanakis	(Principal Executive and Financial Officer)

/s/ Stavros Galanakis	Vice President and Chairman	April 6, 2026
Stavros Galanakis