Form 10-Q
period 2026-03-31
Elvictor Group, Inc.
filed 2026-05-20
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 20, 2026, there were 828,914 shares of common stock, par value $0.0001 per share, issued and outstanding.

ELVICTOR GROUP, INC.

i

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

ASSETS	March 31, 2026	December 31, 2025 Audited
Current Assets
Cash	$125,985	$490,974
Accounts Receivable	643,757	411,158
Other Receivables	26,565	19,478
Prepaid expenses and other current assets	50,626	57,557
Total Current Assets	846,933	979,167

Non-current Assets
ROU Asset - Related Party	218,609	237,093
Intangible Assets, Net	54,288	60,925
Office Equipment, net	12,579	13,502
Other Receivables - Related Party	1,622,147	743,853
Total Non-current Assets	1,907,623	1,055,373

Total Assets	$2,754,556	$2,034,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$96,655	$40,000
Trade Accounts Payable	228,961	209,126
Trade Accounts Payable - Related Parties	231,087	176,407
Other Payables	1,182,606	707,331
Lease Liability - Current - Related Parties	51,054	51,752
Accrued and Other Liabilities	206,845	203,164
Due to related party	97,106	104,345
Total Current Liabilities	2,094,314	1,492,125

Long-term Liabilities
Lease Liability - Non-Current - Related Parties	167,555	185,341
Total Long-term Liabilities	167,555	185,341

Total Liabilities	2,261,869	1,677,466

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 828,914 common shares issued and outstanding both at March 31, 2026 and December 31, 2025	83	83
Additional paid in capital	45,195,396	45,195,396
Accumulated deficit	(44,702,792)	(44,838,405)
Total Stockholders’ Equity	492,687	357,074

Total Liabilities and Stockholders’ Equity	$2,754,556	$2,034,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Operations

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Gross Revenue	$815,428	$475,157
Net Revenue	169,594	127,221
Total Revenue	985,022	602,378

Less: Cost of Revenue	373,571	144,781
Cost of Revenue - Related Party	11,560	14,440
Total Cost of Revenue	385,131	159,221

Gross Profit	599,891	443,157
Operating expenses
Professional fees	94,683	61,915
Salaries	277,135	253,035
Rent -Related Party	15,809	14,197
Depreciation and Amortization	16,458	13,977
Other general and administrative costs	44,584	57,758

Total operating expenses	448,669	400,882

Profit from operations	151,222	42,275

Foreign Currency Translation Adjustment	(6,640)	6,844
Other Income	1,235	20,734
Total other income	(5,405)	27,578

Net Income before income tax	$145,817	$69,853

Provision for income taxes	10,204	9,623

Net Income	$135,613	$60,230

Net Income Per Common Stock - basic and fully diluted	$0.18	$0.00
Weighted-average number of shares of common stock outstanding - basic and fully diluted	828,914	828,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities
Net Income	$135,613	$60,230
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation	3,225	2,301
Amortization	13,233	11,676
Amortization of ROU Asset	18,484	62,143
Changes in assets and liabilities
Accounts Receivable	(232,599)	(67,786)
Other Receivables	(7,087)	(10,007
Other Receivables - Related Party	(878,295)	22,490
Prepaid expenses and other current assets	6,931	(26,496
Accounts Payable	56,655	12,172)
Trade Accounts Payable	19,835	55,957
Trade Accounts Payable - Related Party	54,680	25,803)
Other Payables	475,275	(22,887)
Accrued and Other Liabilities	3,682	(39,824
Lease Liability	(18,484)	(62,143)
Due to related party	(7,239)	10,298)
Net cash provided by/(used in) operating activities	(356,091)	33,927

Cash Flows from Investing Activities
Office Equipment	(2,302)	(3,655)
Software	(6,596)	(6,859)
Net cash used in investing activities	(8,898)	(10,514)

Net Increase/(Decrease) in Cash	(364,989)	23,413

Cash at beginning of period	490,974	101,089
Cash at end of period	$125,985	$124,502

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Statement of the Changes in Stockholders’ Equity

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	828,914	$83	$45,195,396	$(44,838,405)	$357,074
Net Income	-	-	-	135,613	135,613
Balance, March 31, 2026	828,914	$83	$45,195,396	$(44,702,792)	$492,687

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	828,914	$83	$45,195,396	$(44,662,684)	$532,795
Net Income	-	-	-	60,230	60,230
Balance, March 31, 2025	828,914	$83	$45,195,396	$(44,602,454)	$593,025

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial operating losses in prior periods up to December 31, 2025 and had a working capital deficit as of March 31, 2026. While the Company generated net income of $135,613 for the three-month period ended March 31, 2026, and total stockholders' equity increased to $492,687, management has determined that the accumulated deficit and working capital deficit continue to raise substantial doubt about the Company's ability to continue as a going concern for a period of twelve months from the date these financial statements are issued.

In response to these conditions, management has developed and is actively executing a plan intended to alleviate substantial doubt. The principal elements of management’s plan are as follows:

(i)	Revenue Growth: During the first quarter of 2026, the Company entered into nine new crew management contracts with a shipping client, with billing commencing in Q1 2026. These contracts represented a material improvement to the Company’s revenue base and represent an addition to the Company's revenue base. Management continues to pursue additional contracts with counterparties that it believes may contribute to the Company's revenues during the twelve-month assessment period.

(ii)	Cost Rationalization: The Company is implementing an operational enhancement program, which may include the use of technology-based tools, that it believes could result in a reduction in operating costs. There can be no assurance that such initiatives will achieve the anticipated results or that any cost reductions will be realized within the timeframes currently contemplated by management.

(iii)	Balance Sheet and Liquidity Position: As of the date of issuance of these financial statements, the Company carries no debt obligations. Management believes this debt-free capital structure materially reduces the risk of a near-term liquidity shortfall.

(iv)	Additional Capital: Management is actively pursuing additional capital through equity and other financing arrangements. The proceeds of any such capital raise are intended to diversify the Company’s revenue base, through the expansion into new geographical markets and broadening of the Company’s portfolio of services, enhance working capital, and further reduce the risk of liquidity shortfall during the twelve-month period following the issuance of these financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying Unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2026, and the results of operations and cash flows for the interim periods ended March 31, 2026, and 2025, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 6, 2026. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of March 31, 2026, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the three months then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the unaudited condensed consolidated entity. The effects of all transactions between entities in the unaudited condensed consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the three months ended March 31, 2026, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of March 31, 2026. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

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

Basic Income Per Share

Basic income per share is calculated by dividing the Company’s net income applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents outstanding as of March 31, 2026 and 2025.

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

Subsequent Events

The Company has analyzed the transactions from March 31, 2026, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of March 31, 2026, the Company has trade accounts receivable of $643,757, Other Receivables of $26,565, and Other Receivables from Related Parties of $1,622,147.

NOTE 4 – INTANGIBLE ASSETS

As of March 31, 2026, and December 31, 2025, Intangible assets consisted of the following:

	Useful life	March 31, 2026	December 31, 2025
At cost:
Software platform	5 years	$210,000	$210,000
Software Programs	3 years	37,132	30,537

Less: accumulated amortization		(192,844)	(179,612)
		$54,288	$60,925

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

Additionally, the Company has acquired software programs with an overall initial cost of $6,596 during the three-month period ended March 31, 2026.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2026	40,164
2027	10,558
2028	3,566
$54,288

The accumulated amortization of Intangible assets is $192,844 and $179,612 as of March 31, 2026, and December 31, 2025, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the CEO and Director.

The Company entered into an agreement in October 2020 with related party, Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. The agreement was terminated in the first quarter of 2022; a new agreement was signed in April 2025 for the provision of accounting and back-office services as well as general HR advisory and crewing support services. A total amount of $0 has been expensed for the related party, Elvictor Crew Management Services Ltd, as of March 31, 2026, for the cost of services sold, included in the Cost of Revenue- Related Party. As of March 31, 2026, the Company has other receivables - related party of $1,622,147 from Elvictor Crew Management Ltd Cyprus compared to $743,853 as of December 31, 2025. During the first three months of 2026, the Company secured nine new crew management contracts. In connection with the onboarding and commencement of these contracts, the Company advanced funds and assumed certain operating costs and liabilities on behalf of Elvictor Crew Management Services Ltd, through which those crew management services were delivered. These advances and assumed obligations, totaling $878,294, explain the increase to the receivable. Those amounts are expected to be recovered through intercompany settlements as the nine contracts generate revenue over the next 12 to 24 months.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the period ended March 31, 2026, the latter provided manning services to the Company of $29,518 included in the Cost of Revenue – Related Party and Net Revenue, while as of March 31, 2026 the Company had a liability of $11,845 compared to a liability of $25,474 as of December 31, 2025.

On September 1, 2020, the Company signed an agreement with Qualiship Georgia Ltd for the latter to provide training of the qualified personnel. For the three months ended March 31, 2026, the Company incurred $34,767 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualiship Georgia Ltd as of March 31, 2026, was $216,240 included under Trade Accounts Payable – Related Party compared to an amount equal to $164,562 as of December 31, 2025.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the period ended March 31, 2026, the latter provided manning services to the Company of $3,550, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of March 31, 2026, was $20 included under Trade Accounts Payable – Related Party compared to an amount equal to $0 as of December 31, 2025.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix Software Production Single Member S.A. to provide software development services. The Company has a balance of $10,156 due for the three months ended March 31, 2026, and as of December 31, 2025.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2026	$36,086	$10,310	$46,397
2027	48,115	10,310	58,425
2028	48,115		48,115
2029	48,115		48,115
Thereafter	48,115		48,115
Total undiscounted minimum future lease payments	228,547	20,621	249,168
Less Imputed interest	(29,232)	(1,327)	(30,559)
Present value of operating lease liabilities	$199,315	$19,294	$218,609
Disclosed as:
Current portion	38,308	12,746	51,054
Non-current portion	$161,007	$6,549	$167,555

The Company recorded rent expenses of $15,809 and $14,197 for the three months ended March 31, 2026, and 2025, respectively.

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $1,182,606 as of March 31, 2026, compared to $707,331 as of December 31, 2025.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On March 31, 2026, there were 828,914 common shares issued and outstanding, respectively.

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

NOTE 10 – INCOME TAXES

As of March 31, 2026, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $807,965 that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefits, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Due to changes in the Company’s ownership, the Internal Revenue Code may limit the future use of its existing net operating losses. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company has decreased the valuation allowance by $51,019 from $220,692 as of December 31, 2025 to $169,673 as of March 31, 2026. We have adopted the provision of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

Net deferred tax assets consist of the following components as of March 31, 2026 and December 31, 2025

	2026	2025

Deferred tax assets:
Bad debt Expense	$-	$-
NOL Carryover	$169,673	$220,692

Sub Total	$169,673	$220,692
Valuation Allowance	$(169,673)	$(220,692)
Net Deferred Tax Asset	$-	$-

The provision for income taxes consists of the following:
	March 31,	December 31,
	2026	2025
Current:
Federal	$10,204	$3,436
State	-	-
Foreign - Current	-	6,187
Foreign - Prior Year		-
Total current tax provision	$10,204	$9,623
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision for income tax	$10,204	$9,623

NOTE 11 – SEGMENTS

The Company operates and manages its business as one reportable and operating segment as a provider of crew management, training and software creation services. The measure of segment assets is reported on the balance sheet as total assets.

The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income. Net income is used for evaluating financial performance.

Revenue from crew management, crew manning services, agency fees and recruiting fees where Elvictor acts as a principal is recognized as gross revenue. When the company is acting as an agent, revenue is recognized as net revenue in the accounting period in which the services are rendered. Such revenues are from Allotment fees, communication, training fees, covid-19 fees, and other sundry fees. For all fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period. The following table presents our revenue categories reviewed by our CODM.

	March 31,	March 31,
	2026	2025
Revenue
Gross Revenue	$815,428	$475,157
Net Revenue	169,594	127,221
Total Revenue	$985,022	$602,378

Significant segment expenses include professional fees, salaries, rent and other general and administrative expenses. Operating expenses include all remaining costs necessary to operate our business, which primarily include payroll costs, external professional services and other administrative expenses. The following table presents the significant segment expenses reviewed by our CODM.

	March 31,	March 31,
	2026	2025
Operating expenses
Professional fees	$94,683	$61,915
Salaries	277,135	253,035
Rent -Related Party	15,809	14,197
Depreciation and Amortization	16,458	13,977
Other general and administrative costs	44,584	57,758
Total operating expenses	$448,669	$400,882

NOTE 12 – SUBSEQUENT EVENT

The Company has evaluated events subsequent to March 31, 2026, and through the date of this filing and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

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

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

The shipping industry operates in a complex global environment shaped by geopolitical instability, evolving regulatory frameworks, and ongoing logistical challenges. Geopolitical tensions, including the conflict in Ukraine and the crisis in the Red Sea, have disrupted critical shipping lanes, increased transit times and costs, and forced rerouting away from the Suez Canal. Trade policy uncertainty, including recent U.S. tariffs on Chinese goods, has introduced volatility and potential slowdowns in global shipping volumes. Stricter environmental regulations, particularly within the European Union, are driving up compliance costs and accelerating the need for fleet modernization and investment in cleaner technologies.

Crew availability remains a significant operational challenge. An aging maritime workforce, combined with intensifying competition for qualified seafarers, has shifted wage dynamics and increased vessel operating costs. Requests for shorter contract durations and more frequent crew changes further add to the logistical complexity and cost of crew management. These pressures are compounded by the broader impact of global inflation.

To address these challenges, the Company has implemented both short and long-term strategies, including proactive scheduling and recruitment through a cloud-based HR system with analytics designed to monitor key maritime industry trends. The Company is building a pipeline of qualified seafarers by accelerating promotions, expanding cadetship programs, and increasing cadet placements onboard vessels, with participants on track for promotion to junior officer positions. The Company has also developed interactive communication tools to provide seafarers with timely updates and welfare monitoring. The Company regularly updates its logistics systems to manage recruitment and growth volumes more efficiently. Failure to successfully implement these initiatives could result in crew shortages and materially increased operating costs, which may have a material adverse effect on the Company's business.

Results of Operations

Revenues

For the three-month periods ended March 31, 2026, and March 31, 2025, we generated $985,022 and $602,378 in total revenue, respectively, representing an increase in total revenue of $382,644 between the two periods, or 63.5%. The increase came mainly as a result of higher gross revenues from crew management services.

Cost of Revenue

For the three-month periods ended March 31, 2026, and March 31, 2025, we incurred $385,131 and $159,221, respectively, in total cost of revenue, representing an increase between the two periods of $225,910, or 141.9%. The increase in cost of revenue is primarily attributable to higher direct service costs associated with the increased volume of crew management activity.

Gross Profit

For the three-month periods ended March 31, 2026, and March 31, 2025, we generated $599,891 and $443,157 in gross profit, respectively, representing an increase in gross profit of $156,734 between the two periods, or 35.4%.

Operating Expenses

For the three-month periods ended March 31, 2026, and March 31, 2025, we incurred $448,670 and $400,882, respectively, in total operating expenses, representing an increase in total operating expenses between the two periods of $47,788, or 11.9%. The increase in operating expenses comes from a combination of higher professional fees and salary costs, partially offset by lower other general and administrative costs.

Net Profit

For the three-month periods ended March 31, 2026, and March 31, 2025, we generated a net profit of $135,613   and $60,230, respectively, representing an increase in net profit of $75,383   between the two periods. This increase in net profit is attributable to the higher gross revenues and improved gross profit described above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit during the three-month period ended March 31, 2026, of $(1,247,381) compared to a deficit of $(512,958) for the year ended December 31, 2025, which is calculated as current assets minus current liabilities.

Cash flows for the three-month periods ended March 31, 2026, and March 31, 2025

Net cash used in operating activities was $356,091   for the three-month period ended March 31, 2026, compared to an inflow of $33,927 during the same period in 2025. This change was mainly attributable to the significant increase in Other Receivables — Related Party and Accounts Receivable during the first three months of 2026.

Net cash used in investing activities was $8,898, mainly deriving from the purchase of office equipment and software, and $10,514 for the three-month periods ended March 31, 2026, and March 31, 2025, respectively.

Net cash used for financing activities was $0 for the three-month periods ended March 31, 2026, and March 31, 2025, respectively.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2026	$36,086	$10,310	$46,397
2027	48,115	10,310	58,425
2028	48,115		48,115
2029	48,115		48,115
Thereafter	48,115		48,115
Total undiscounted minimum future lease payments	228,547	20,621	249,168
Less Imputed interest	(29,232)	(1,327)	(30,559)
Present value of operating lease liabilities	$199,315	$19,294	$218,609
Disclosed as:
Current portion	38,308	12,746	51,054
Non-current portion	$161,007	$6,549	$167,555

The Company recorded rent expenses of $15,809 and $14,197 for the three months ended March 31, 2026, and 2025, respectively.

Outlook

The shipping industry and especially the crew management segments will likely continue to face increasing pressures.due to continued geopolitical instability related to the Ukraine conflict and the Red Sea crisis. According to the International Chamber of Shipping (the “ICS”), which represents approximately 80% of the worlds’ merchant fleet, Ukrainian and Russian seafarers make up 14.5% of the global shipping workforce, with 198,123 Russian seafarers and 76,442 Ukrainians.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2026.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2026, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the period ended March 31, 2026. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the first quarter of 2026.

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

ELVICTOR GROUP, INC.

Dated: May 20, 2026	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive and Financial Officer (Principal Executive Officer)