Form 10-Q
period 2026-06-30
Elvictor Group, Inc.
filed 2026-08-14
CIK 1741489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ELVG	OTCID

As of August 14, 2026, there were 834,042 shares of common stock, par value $0.0001 per share, issued and outstanding.

ELVICTOR GROUP, INC.

i

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025 Audited
ASSETS
Current Assets
Cash	$284,743	$490,974
Accounts Receivable	622,127	411,158
Other Receivables	251,662	19,478
Prepaid expenses and other current assets	62,990	57,557
Total Current Assets	1,221,522	979,167

Non-current Assets
ROU Asset - Related Party	205,338	237,093
Intangible Assets, Net	47,858	60,925
Office Equipment, net	44,580	13,502
Other Receivables - Related Party	1,599,708	743,853
Total Non-current Assets	1,897,484	1,055,373

Total Assets	$3,119,006	$2,034,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$80,142	$40,000
Trade Accounts Payable	306,780	209,126
Trade Accounts Payable - Related Parties	267,267	176,407
Other Payables	1,221,411	707,331
Lease Liability - Current - Related Parties	51,474	51,752
Accrued and Other Liabilities	317,894	203,164
Due to related party	112,977	104,345
Total Current Liabilities	2,357,945	1,492,125

Long-term Liabilities
Lease Liability - Non-Current - Related Parties	153,864	185,341
Total Long-term Liabilities	153,864	185,341

Total Liabilities	2,511,809	1,677,466

Stockholders’ Equity
Common stock, par value $0.0001; 700,000,000 common shares authorized; 828,914 common shares issued and outstanding both at June 30, 2026 and December 31, 2025	83	83
Additional paid in capital	45,195,396	45,195,396
Accumulated deficit	(44,588,282)	(44,838,405)
Total Stockholders’ Equity	607,197	357,074

Total Liabilities and Stockholders’ Equity	$3,119,006	$2,034,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Operations

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Gross Revenue	$516,858	$474,046	$1,332,286	$949,203
Net Revenue	190,565	141,658	360,159	268,879
Total Revenue	707,423	615,705	1,692,445	1,218,083

Less: Cost of Revenue	(77,943)	147,419	295,628	292,199
Cost of Revenue - Related Party	22,580	13,090	34,140	27,530
Total Cost of Revenue	(55,363)	160,509	329,768	319,729

Gross Profit	762,786	455,195	1,362,677	898,353
Operating expenses
Professional fees	53,541	68,977	148,224	130,892
Professional fees - Related Party	167,000	45,924	167,000	45,924
Salaries	353,835	325,798	630,970	578,833
Rent -Related Party	15,694	15,306	31,503	29,503
Depreciation and Amortization	17,772	14,739	34,230	28,715
Other general and administrative costs	67,373	43,347	111,957	101,105

Total operating expenses	675,215	514,091	1,123,884	914,972

Profit/(Loss) from operations	87,571	(58,896)	238,793	(16,619)

Foreign Currency Translation Adjustment	637	(29,637)	(6,003)	(22,793)
Other Income	31,508	1,099	32,742	21,833
Total other income (expense)	32,145	(28,538)	26,739	(960)

Net Income/(Loss) before income tax	$119,716	$(87,434)	$265,532	$(17,579)

Provision for income taxes (benefit)	5,206	(132)	15,410	9,491

Net Income/(Loss)	$114,510	$(87,303)	$250,122	$(27,070)

Net Income/(Loss) Per Common Stock
- basic and fully diluted	$0.14	$0.00	$0.30	$(0.00)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	834,042	414,448,757	834,042	414,448,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash Flows from Operating Activities
Net Income/ (Loss)	$250,122	$(27,070)
Adjustments to reconcile net income/ (loss) to net cash (used in)/provided by operating activities
Depreciation	7,324	4,664
Amortization	26,906	24,051
Amortization of ROU Asset	31,755	23,413
Changes in assets and liabilities
Accounts Receivable	(210,970)	(155,436)
Other Receivables	(232,183)	(6,715)
Other Receivables - Related Party	(855,855)	78,508
Prepaid expenses and other current assets	(5,434)	24,417
Accounts Payable	40,142	65
Trade Accounts Payable	97,654	126,584
Trade Accounts Payable - Related Party	90,860	18,499
Other Payables	514080	(35,305)
Accrued and Other Liabilities	114,731	(49,608)
Lease Liability	(31,755)	(23,413)
Due to related party	8,633	14,372
Net cash provided by/used in operating activities	$(153,990)	$17,026

Cash Flows from Investing Activities
Office Equipment	(38,402)	(4,194)
Software	(13,839)	(9,053)
Net cash used in investing activities	$(52,241)	$(13,247)

Net Increase (Decrease) in Cash	(206,231)	3,779

Cash at beginning of period	490,974	101,089
Cash at end of period	$284,743	$104,868

Supplemental Cash Flow Information:
Cash paid for:
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Transactions
Right-of-use assets obtained in exchange for operating lease obligations	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Unaudited Condensed Consolidated Statement of the Changes in Stockholders’ Equity

	Six Months Period Ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	834,042	$83	$45,195,396	$(44,838,405)	$357,074
Net Profit	-	-	-	135,613	135,613
Balance, March 31, 2026	834,042	$83	$45,195,396	$(44,702,792)	$492,687
Net Profit	-	-	-	114,510	114,510
Balance, June 30, 2026	834,042	$83	$45,195,396	$(44,588,282)	$607,197

	Six Months Period Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	834,042	$83	$45,195,396	$(44,662,684)	$532,795
Net Profit	-	-	-	60,233	60,233
Balance, March 31, 2025	834,042	$83	$45,195,396	$(44,602,451)	$593,028
Net Loss	-	-	-	(87,303)	(87,303)
Balance, June 30, 2025	834,042	$83	$45,195,396	$(44,689,754)	$505,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELVICTOR GROUP, INC

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Elvictor Group, Inc., formerly known as Thenablers, Inc. (“Elvictor Group, Inc.” or the “Company”), was incorporated in the State of Nevada on November 3, 2017. With the change to the Elvictor name came the addition of the brand and a new team in crew management in the shipping industry. The new management team comes from Elvictor (the Greece-based private entity founded in 1977, which is the predecessor to the company whose business became a part of the business of Thenablers in 2019, the “Elvictor Greece”) that has been active across various value-adding activities of the professional core of activities includes crew management, training and the creation of in-house software related to crew and ship matters, for the amelioration of all its operations, facilitating both its employees and those that depend on them. The Company aims to broaden its scope of activities, expanding to new areas, while refining the existing ones. Placing prime importance on digitalization, the Company plans on the extensive use of Artificial Intelligence, through the application of Machine and Deep Learning, in concert with the integration of a wide array of cloud systems. The strategic growth of the Company on a horizontal and vertical manner throughout the shipping industry will be reinforced with technologically adept tools, containing know-how and experience. Working on a technologically oriented path, the Company is flexible and open to other avenues of international business for the successful and profitable diversification of its portfolio.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial operating losses in prior periods up to December 31, 2025 and had a working capital deficit as of June 30, 2026. While the Company generated net income of $250,122 for the six-month period ended June 30, 2026, and total stockholders’ equity increased to $607,197, management has determined that the accumulated deficit and working capital deficit continue to raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued.

In response to these conditions, management has developed and is actively executing a plan intended to alleviate substantial doubt. The principal elements of management’s plan are as follows:

(i)	Revenue Growth: During the first quarter of 2026, the Company entered into nine new crew management contracts with a shipping client, with billing commencing in Q1 2026. These contracts represented a material improvement to the Company’s revenue base and represent an addition to the Company’s revenue base. Management continues to pursue additional contracts with counterparties that it believes may contribute to the Company’s revenues during the twelve-month assessment period.

(ii)	Cost Rationalization: The Company is implementing an operational enhancement program, which may include the use of technology-based tools, that it believes could result in a reduction in operating costs. There can be no assurance that such initiatives will achieve the anticipated results or that any cost reductions will be realized within the timeframes currently contemplated by management.

(iii)	Balance Sheet and Liquidity Position: As of the date of issuance of these financial statements, the Company carries no debt obligations. Management believes that the fact that the Company has no outstanding interest-bearing indebtedness materially reduces the risk of a near-term liquidity shortfall.

(iv)	Additional Capital: Management is actively pursuing additional capital through equity and other financing arrangements. The proceeds of any such capital raise are intended to diversify the Company’s revenue base, through the expansion into new geographical markets and broadening of the Company’s portfolio of services, enhance working capital, and further reduce the risk of liquidity shortfall during the twelve-month period following the issuance of these financial statements.

While management believes the foregoing plans are reasonable and achievable, there can be no assurance that these plans will be successfully executed or that the Company will generate sufficient revenues or obtain sufficient capital to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Effective June 11, 2026, the Board of Directors of the Company removed without cause Christodoulos Tzoutzakis as the Company’s Chief Operating Officer and Chief Technology Officer. Mr. Tzoutzakis’s removal was not for cause and not the result of any disagreement with the Board of Directors or the Company’s management, and was not in connection with any matter relating to the Company’s operations, financial reporting, or internal controls.

Additionally, on June 11, 2026, the Company announced the appointment of Mr. Theocharis Vasilakis as Chief Technology Officer (“CTO”) of the Company, effective June 11, 2026. Mr. Vasilakis reports directly to the Chief Executive Officer and will be responsible for overseeing the Company’s technology strategy, digital transformation initiatives, artificial intelligence and machine learning infrastructure, software engineering operations, and the advancement of the Company’s proprietary technology platforms across its global marine and inspection services operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) , including Article 8 and Rule 10-01 of Regulation S-X, and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2026, and the results of operations and cash flows for the interim periods ended June 30, 2026, and 2025, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 6, 2026. Operating results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements incorporate the assets and liabilities of all entities controlled by Elvictor Group, Inc as of June 30, 2026, and the results of the controlled subsidiaries in Vari Greece, the Marshall Islands and Cyprus for the six months then ended. Elvictor Group, Inc and its subsidiaries together are referred to in this financial report as the unaudited condensed consolidated entity. The effects of all transactions between entities in the unaudited condensed consolidated entity are eliminated in full. The unaudited condensed consolidated financial statements of subsidiaries are prepared for the same reporting period as the parent entity, using consistent accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

For the six months ended June 30, 2026, the Company has operations of crew manning and management and has accounts receivable due from its customers in the shipping industry. Contracts receivable from crew manning in the shipping industry are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, individual credit evaluation and specific circumstances of the customer, and existing economic conditions. The Company does not have an allowance for doubtful accounts as of June 30, 2026. Normal contracts receivable is due 30 days after the issuance of the invoice, normally at the month’s end. Receivables past due more than 120 days are considered delinquent and they are included in the provision for doubtful account. There is no interest charged on past due accounts.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The office equipment is depreciated over 3 years.

Intangible Assets

Intangible assets acquired are initially recognized at their fair value on the acquisition date. Subsequent to initial recognition, intangible assets are reported at cost less accumulated amortization and accumulated impairment losses, if any. Software platforms are being amortized over their useful life of five years and software programs over their useful life of three years.

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

Basic Income Per Share

Basic income per share is calculated by dividing the Company’s net income applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents outstanding as of June 30, 2026 and 2025.

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

Subsequent Events

The Company has analyzed the transactions from June 30, 2026, to the date these unaudited condensed consolidated financial statements were issued for subsequent event disclosure purposes.

NOTE 3 – RECEIVABLES

Trade receivables are amounts due from customers for services performed in the ordinary course of business.

Other receivables are mainly for the payments of items such as Home Allotments and Cash Advances to the crews where the Company collects funds from the shipping companies and then facilitates the payments to the crew on their behalf.

As of June 30, 2026, the Company has trade accounts receivable of $622,127, Other Receivables of $251,662, and Other Receivables from Related Parties of $1,599,708. For the Related Parties Receivables see Note 5.

NOTE 4 – INTANGIBLE ASSETS

As of June 30, 2026, and December 31, 2025, Intangible assets consisted of the following:

	Useful life	June 30, 2026	December 31, 2025
At cost:
Software platform	5 years	$210,000	$210,000
Software Programs	3 years	44,375	30,537

Less: accumulated amortization		(206,517)	(179,612)
		$47,858	$60,925

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

Additionally, the Company has acquired software programs with an overall initial cost of $13,838 during the six month period ended June 30, 2026.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2026	28,132
2027	13,210
2028	6,516
$47,858

The accumulated amortization of Intangible assets is $206,517 and $179,612 as of June 30, 2026, and December 31, 2025, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with companies that are owned or controlled by either Mr. Stavros Galanakis, the Vice-President and Chairman of the Board of Directors, and Mr. Konstantinos Galanakis, the CEO and Director.

The Company has entered into an agreement in October 2020 with related party Elvictor Crew Management Services Ltd in Cyprus to provide human resources services as well as to perform the running and management of the Company’s contracts with third parties and provide key personnel for these services. However, this agreement was terminated in the first quarter of 2022 since the formation of the new wholly owned Cypriot subsidiary. A total amount of $167,000 has been expensed for the related party, Elvictor Crew Management Services Ltd, as of June 30, 2026, for the cost of services sold, included in the Cost of Revenue- Related Party. As of June 30, 2026, the Company has other receivables - related party of $1,599,708 from Elvictor Crew Management Ltd Cyprus compared to $743,853 as of December 31, 2025.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Crew Management Service Ltd in Georgia. During the period ended June 30, 2026, the latter provided manning services to the Company of $61,214 included in the Cost of Revenue – Related Party and Net Revenue, while as of June 30, 2026 the Company had a liability of $12,866 compared to a liability of $25,474 as of December 31, 2025.

On September 1, 2020, the Company signed an agreement with Qualiship Georgia Ltd for the latter to provide training of the qualified personnel. For the six months ended June 30, 2026, the Company incurred $52,689 in Cost of Goods Sold that offset Net Revenue, and the amount due to Qualiship Georgia Ltd as of June 30, 2026, was $250,968 included under Trade Accounts Payable – Related Party compared to an amount equal to $164,562 as of December 31, 2025.

On September 11, 2020, the Company entered into a Manning Agency Agreement with Elvictor Odessa. During the period ended June 30, 2026, the latter provided manning services to the Company of $6,610, included in the Cost of Revenue – Related Party and Net Revenue, and amount due to Elvictor Odessa as of June 30, 2026, was $3,433 included under Trade Accounts Payable – Related Party compared to an amount equal to $0 as of December 31, 2025.

As disclosed in Note 4 above, the Company entered into an agreement with Seatrix Software Production Single Member S.A. to provide software development services. The Company has a balance of $10,156 due for the six months ended June 30, 2026, and as of December 31, 2025.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2026	$23,981	$6,852	$30,833
2027	47,962	10,278	58,240
2028	47,962		47,962
2029	47,963		47,963
Thereafter	47,963		47,963
Total undiscounted minimum future lease payments	215,831	17,130	232,961
Less Imputed interest	(26,579)	(1,044)	(27,623)
Present value of operating lease liabilities	$189,252	$16,086	$205,338
Disclosed as:
Current portion	38,652	12,822	51,474
Non-current portion	$150,600	$3,264	$153,864

The Company recorded rent expenses of $31,503 and $29,503 for the six months ended June 30, 2026, and 2025, respectively.

NOTE 7 - OTHER PAYABLES

As part of one of the services in the manning of a crew provided by the Company to the shipping companies is the Company making bank transfers of the wages to the crew, on the customer’s behalf. The shipping companies transfer the funds to the Company’s bank account and then the Company makes each payment to indicated crew. In its capacity, the Company will show the balance of the funds received and not yet transferred to the crew as Other Payables on the Balance Sheet. The amount of Other Payables was $1,221,411 as of June 30, 2026, compared to $707,331 as of December 31, 2025.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 700,000,000, ($0.0001 par value) authorized shares of common stock. On June 30, 2026, there were 834,042 common shares issued and outstanding, respectively.

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

NOTE 10 – INCOME TAXES

As of June 30, 2026, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $684,004 that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefits, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Due to changes in the Company’s ownership, the Internal Revenue Code may limit the future use of its existing net operating losses. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company has decreased the valuation allowance by $77,051 from $220,692 as of December 31, 2025 to $143,641 as of June 30, 2026. We have adopted the provision of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

Net deferred tax assets consist of the following components as of June 30, 2026 and December 31, 2025

	2026	2025

Deferred tax assets:
Bad debt Expense	$-	$-
NOL Carryover	$143,641	$220,692

Sub Total	$143,641	$220,692
Valuation Allowance	$(143,641)	$(220,692)
Net Deferred Tax Asset	$-	$-

The provision for income taxes consists of the following:
	June 30,	December 31,
	2026	2025
Current:
Federal	$15,410	$3,436
State	-	-
Foreign - Current	-	6,187
Foreign - Prior Year		-
Total current tax provision	$15,410	$9,623
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred benefit	-	-
Total provision for income tax	$15,410	$9,623

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

	June 30,	June 30,
	2026	2025
Revenue
Gross Revenue	$1,332,286	$949,203
Net Revenue	360,159	268,879
Total Revenue	$1,692,445	$1,218,083

Significant segment expenses include professional fees, salaries, rent and other general and administrative expenses. Operating expenses include all remaining costs necessary to operate our business, which primarily include payroll costs, external professional services and other administrative expenses. The following table presents the significant segment expenses reviewed by our CODM.

	June 30,	June 30,
	2026	2025
Operating expenses
Professional fees	$148,224	$130,892
Professional fees – Related Party	167,000	45,924
Salaries	630,970	578,833
Rent -Related Party	31,503	29,503
Depreciation and Amortization	34,230	28,715
Other general and administrative costs	111,957	101,105
Total operating expenses	$1,123,884	$914,972

NOTE 12 – SUBSEQUENT EVENT

The Company has evaluated events subsequent to June 30, 2026, and through the date of this filing and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

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

To address these challenges, the Company has implemented both short and long-term strategies, including proactive scheduling and recruitment through a cloud-based HR system with analytics designed to monitor key maritime industry trends. The Company is building a pipeline of qualified seafarers by accelerating promotions, expanding cadetship programs, and increasing cadet placements onboard vessels, with participants on track for promotion to junior officer positions. The Company has also developed interactive communication tools to provide seafarers with timely updates and welfare monitoring. The Company regularly updates its logistics systems to manage recruitment and growth volumes more efficiently. Failure to successfully implement these initiatives could result in crew shortages and materially increased operating costs, which may have a material adverse effect on the Company’s business.

Results of Operations

Revenues

For the six-month periods ended June 30, 2026, and June 30, 2025, we generated $1,692,445 and $1,218,083 in total revenue, respectively, representing an increase of $474,362 (38.9%), mainly from higher agency fees and the addition of new crew management contracts entered into in the first quarter of 2026.

For the three-month periods ended June 30, 2026, and June 30, 2025, we generated $707,423 and $615,705, respectively, representing an increase of $91,718 (14.9%), also driven by higher agency fees.

Cost of Revenue

For the six-month period of 2026, total cost of revenue was $329,768 versus $319,729 for 2025, an increase of $10,039 (3.1%), due to higher agency fee and related-party service costs.

For the three-month period ended June 30, 2026, total cost of revenue was a net credit of $(55,363) versus $160,509 for the same period in 2025, this result was due to a reclassification of revenue related to crew management contracts from Gross Revenue to Net Revenue in Q2 2026 that lead to lower Gross Revenue and Cost of Revenue. This was a one off item with no impact at the Company’s Gross Profit and will not be repeated in the future.

Gross Profit

For the six-month periods, gross profit was $1,362,677 (2026) compared to $898,353 (2025), an increase of $464,324 (51.7%).

For the three-month periods, gross profit was $762,786 (2026) compared to $455,195 (2025), an increase of $307,591 (67.6%).

Operating Expenses

For the six-month periods, operating expenses totaled $1,123,884 (2026) versus $914,972 (2025), up $208,912 (22.8%), primarily due to higher related-party professional fees and salaries.

For the three-month periods, operating expenses totaled $675,215 (2026) versus $514,091 (2025), up $161,124 (31.3%), reflecting the same cost drivers, most notably a $121,076 increase in related-party professional fees.

Net Profit

For the six-month periods, we reported net income of $250,122 (2026) compared to a net loss of $(27,070) (2025), an improvement of $277,192.

For the three-month periods, we reported net income of $114,510 (2026) compared to a net loss of $(87,303) (2025), an improvement of $201,817, mainly due to higher revenue and gross profit outpacing the increase in operating expenses.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity reflects our ability to generate sufficient cash to fund our operations and obligations. We had a working capital deficit of $1,136,423 as of June 30, 2026, compared to $512,958 as of December 31, 2025, which is calculated as current assets minus current liabilities.

Cash flows for the six-month periods ended June 30, 2026, and June 30, 2025

Net cash used in operating activities was $153,990 for the six-month period ended June 30, 2026, versus net cash provided by operating activities of $17,026 for the six-month period ended June 30, 2025, mainly due to increases in other receivables, including related-party receivables.

Net cash used in investing activities was $52,241 for the six-month period ended June 30, 2026, versus $13,247 for the six-month period ended June 30, 2025, primarily related to purchases of office equipment and software.

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

Total future minimum payments required under the lease agreements are as follows:

	ELVG Hellas	Ultra Mgmt.	Total
	Amount		Amount
2026	$23,981	$6,852	$30,833
2027	47,962	10,278	58,240
2028	47,962		47,962
2029	47,963		47,963
Thereafter	47,963		47,963
Total undiscounted minimum future lease payments	215,831	17,130	232,961
Less Imputed interest	(26,579)	(1,044)	(27,623)
Present value of operating lease liabilities	$189,252	$16,086	$205,338
Disclosed as:
Current portion	38,652	12,822	51,474
Non-current portion	$150,600	$3,264	$153,864

The Company recorded rent expenses of $31,503 and $29,503 for the six months ended June 30, 2026, and 2025, respectively.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2026.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2026, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the period ended June 30, 2026. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

Except for the remediation measures described above under “Remediation of Deficiencies and Significant Deficiencies,” there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we grow, we plan to refine our cybersecurity strategy in line with global best practices and standards. Importantly, our Board receives regular updates from our Chief Technology Officer, Theocharis Vasilakis,, regarding potential cybersecurity risks and monitors these risks closely. All potential incidents, regardless of their materiality, are required to be reported immediately to the Board. To date, our proactive risk management has allowed us to navigate cybersecurity challenges without material impairment to our operations or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended June 30, 2026. There were no purchases of equity securities by the Company or any affiliated purchaser during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None. During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

ELVICTOR GROUP, INC.

Dated: August 14, 2026	By:	/s/ Konstantinos Galanakis
Konstantinos Galanakis
Chief Executive and Financial Officer (Principal Executive and Financial Officer)